Form 10-K
period 2012-03-31
Wireless Attachments, Inc.
filed 2012-07-02
CIK 1507181

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _______________

Commission File Number 333-175825

Wireless Attachments, Inc.
(Exact name of registrant as specified in its charter)

Colorado	27-3515499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2789 S. Lamar Street, Denver, Colorado	80227
(Address of principal executive offices)	(Zip Code)
(303) 763-7527
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
(none)	(n/a)

Securities registered pursuant to Section 12(g) of the Act:

(none)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of the voting Common Stock held by non-affiliates of issuer as of March 31, 2012 is $0.00. There are 9,288,000 shares of common voting stock of the Company not held by affiliates. Currently, there is no market for the Company’s common stock.

As of June 29, 2012, the Company had 129,288,000 shares its $.0001 par value common stock outstanding.

FORM 10-K
WIRELESS ATTACHMENTS, INC.

INDEX

			Page
PART I.
		Note Regarding Forward Looking Statements	1
	Item 1.	Business	1
	Item 1A.	Risk Factors	5
	Item 1B.	Unresolved Staff Comments	8
	Item 2.	Properties	8
	Item 3.	Legal Proceedings	8
	Item 4.	Submission of Matters to a Vote of Security Holders	8
PART II.
	Item 5.	Market for Common Equity, Related Stockholder Matters and	9
		Issuer Purchases of Equity Securities
	Item 6.	Selected Financial Data	9
	Item 7.	Management’s Discussion and Analysis of Financial	9
		Condition and Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	10
	Item 8.	Financial Statements and Supplementary Data	11
	Item 9.	Changes in and Disagreements with Accountants on	11
		Accounting and Financial Disclosures
	Item 9A.	Controls and Procedures	11
	Item 9B.	Other Information	12
PART III.
	Item 10.	Directors, Executive Officers, Promoters and Control	12
		Persons; Compliance with Section 16(a) of the Exchange Act
	Item 11.	Executive Compensation	14
	Item 12.	Security Ownership of Certain Beneficial Owners	15
		and Management
	Item 13.	Certain Relationships, Related Transactions and Director Independence	15
	Item 14.	Principal Accountant Fees and Services	16
PART IV.
	Item 15.	Exhibits, Financial Statement Schedules	17
		Financial Statements	F-1 to F-7
		Signatures	19
		Certifications	20

ii

PART 1.

Note Regarding Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial condition. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors are discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Item 1. Business

History

Wireless Attachments, Inc. (“WAI,” “we” or the “Company”) incorporated in the State of Colorado on September 22, 2010, under the name Wireless Attachments, Inc.

Since September 22, 2010, WAI has been in the research and development phase. We expect to be in the research and development phase for at least the next 15 months. We intend to develop solar cloth membranes and solar charging units for outdoor active wear that convert sunlight into electrical power and that can be used for charging and operating mobile devices such as the iPhone and iPod.

On November 5, 2010, Apple, Inc. granted the Company a non-exclusive license to design, develop, manufacture and sell accessories that are made for Apple’s iPod and iPhone. Our operations are materially dependent on our license agreement with Apple, Inc. and Apple, Inc. may approve or disapprove any proposed product for any reason and may terminate the license for any or no reason upon 60 days notice.

Product Development

The Company intends to develop and market two types of products: (1) Photovoltaic Cloth Membranes (“PCMs”) that will work in conjunction with (2) Solar Charging Units (“SCUs”), which we also intend to develop. Currently, we are in the concept stage of development and have only begun to review materials, devices and technologies that may or may not be incorporated into our products. We intend to conduct research and development in-house and through partnerships or under contracts with other companies. At this time, we do not have any research and development contracts with other companies. Initially, we plan to engage outside developers to assist in the development of our planned products. Our current thoughts on how to develop our products may change during the development process and the technologies, devices and materials we may expect to use in the development of our proposed products may change accordingly.

Currently, the Company is researching the materials, processes and technologies for consideration in the manufacture of its planned PCMs and SCUs. We anticipate being in this phase of our research and development for at least the next 12 months. After we exit this stage of research and development, we expect it will take an additional three to six months to create working prototypes. We must submit these prototypes to Apple, Inc. for approval and certification. Our license agreement with Apple, Inc. requires certification by Apple, Inc. of the prototypes and then again when we have production ready products. At the time we submit the production ready products, we must also submit a product plan of distribution to Apple, Inc. to achieve certification. There is no guarantee that Apple, Inc. will approve our production ready products and plan of distribution. Without this certification, the Company would not have products to market, and the Company may have to cease all operations.

Our access to PCM and SCU technologies is no greater than other developers intent on developing the same or similar products. Accordingly, we have no special access to potential PCM and SCU technologies that would provide a developmental advantage. Because we are in the initial concept of product development, our selection of any technology is preliminary and may change as the product development process continues.

At the conclusion of our product development, the Company will refine its market research, model cost of goods sold by projecting out the availability and costs of raw materials and the costs associated with outsourcing manufacturing and third party logistics and develop a detailed sales and marketing plan and associated costs. We have not developed a functioning product and we have not yet obtained objective evidence that our planned products can reliably perform the functions or provide the benefits described in this report.

Growth Strategy

The Company plans to partner with contract manufacturers that already have the equipment and capability to produce our planned PCM and SCU products on a contract basis. We intend to derive revenue from direct sales of our PCMs and SCUs to manufacturers of cloth-based consumer products.

The Company does not plan to develop its own suite of end-user clothing and bags, but rather to create PCMs and SCUs that can be incorporated into merchandise created by manufacturers of active wear, bags and other cloth-based consumer products. Our primary initial focus will be developing PCMs and SCUs that can be used by outdoor and sporting clothing manufacturers. There can be no assurance, however, that we will be able to develop such PCMs or SCUs or, if we are able to develop them, that we will be successful in marketing them at a profit.

Market

We intend initially to market and sell our products only in the United States, where we believe that the market for our products is limited. The available market research data that we have located and our assumptions behind our estimate of market size are discussed below. Because we are unable to find U.S. market forecasts or estimates for our intended products, we have necessarily made assumptions in estimating the range of the potential market size for those products. Our assumptions are also set forth below. We have researched markets for other solar products (not necessarily related to charging units for mobile phones and products similar to iPods) and have extrapolated information from those data and research. The forecasting of market size for relatively new products, however, is, by its nature, not an exact process, and there can be no assurance that our assumptions are valid or that our estimates will prove to be accurate. Moreover, the aggregate potential market size for our intended products is no indication of our potential revenues or unit sales.

As the market for solar products has grown, we have seen corresponding growth in the solar battery charger market. Some examples of different chargers that use solar energy are (1) digital camera battery chargers, (2) chargers for cell phones and iPods, (3) backpacks made with photovoltaic components, (4) chargers for hearing aid batteries (5) and chargers for laptop computers. The Company could not find any data or research reports that specifically addressed the market for solar powered chargers for the Apple iPod and iPhone. However, by examining other data and research materials from a broader range of solar product markets, we have tried to estimate the U.S. market for solar powered chargers for the Company’s proposed target market, as described below.

On April 20, 2012, Apple reported it had sold 72.14 million iPhones, and 23.1 million iPods during the first half of fiscal 2012 (the second quarter of Apple’s fiscal year ended March 31, 2012 and unit sales for the second quarter include sales made during the holiday season). According to a CNET report on May 16, 2012 and based on first quarter 2012 reports, Apple is third (behind Samsung and Nokia) in the global mobile phone market – with a 7.9% market share. Apple increased its market share from 3.9% in 2011 primarily due to sales of the iPhone 4S and expansion into foreign markets. ABI Research estimates the overall mobile phone accessories market at $36 billion for 2012 and is projecting aftermarket mobile phone accessories sales in excess of $50 billion by 2015.

Batteries and solar chargers are used primarily in the off-grid solar markets, but also in on-grid markets, where the customer requires power during periods that the electricity grid is unavailable. GSMA, an association that represents mobile operators with connections across 219 countries, released a report in October of 2009 that estimated the global market for off-grid charging solutions for all types of mobile phones at $2.3 billion. The worldwide on-grid segment grew by 20% in 2009, and the off-grid market grew 23% in 2009, faster than on-grid for the first time in 15 years but on a much smaller base.

The Company was unable to ascertain from this report (or any other source) the U.S. portion of the off-grid charging market for mobile phones. According SolarBuzz, part of the NPD Group and a globally recognized market research business focused on solar energy and photovoltaic industries, the U.S. accounts for 5% of the aggregate worldwide PV installations market in 2011 and the U.S. market share of these installations is growing by a 47% compound annual growth rate. Solarbuzz estimates that the U.S. will make up 12% of the aggregate PV installations market by 2015.

From these data, WAI has estimated a U. S. market for solar charging solutions for mobile phones and other portable devices in 2013 between $103 million and $206 million. We estimated the low end of the 2013 market size by multiplying the U.S. 2011 market share of PV installations (5%) by the compounded annual growth rate in the U.S. market share of those installations projected by SolarBuzz (47%) for two years (from 2011 to 2013) and multiplied that figure by the GSMA's 2009 estimate of the market size for off-grid charging solutions ($2.3 billion). Finally, we multiplied that result by the growth rate in the off-grid market in 2009 of 23% (discounted to 20% from 2009 to 2010 to account for the lagging economy and further discounted to 15% from 2010 to 2011 to account for the continued lagging economy). We then applied to the resulting number a discount factor of 70% to account for (i) the widespread availability of cheaper and more convenient on-grid charging solutions within the U.S. market and (ii) the fact that there are mobile phones other than Apple products. The 70% discount factor also represents the fact that the Company will be offering solutions for iPods and not just iPhones. We estimated the high end of the 2013 market size by multiplying the number of projected 2012 iPhone and iPod sales times the average selling price of $43.69 of solar charging solutions that we found currently available in the marketplace and multiplied that product by our estimate of U.S. adopters of solar energy charging solutions of 3%. We anticipate that the percentage of U.S. adopters of solar energy charging solutions will be smaller than in other countries with fewer on-grid resources and due to the availability in the U.S. of cheaper and more convenient on-grid solutions. Due to the inherent uncertainties in the published estimates and projections that we have relied on (including inherent uncertainties associated with predicting future events in general), our own assumptions, and the fact that we have extrapolated data from the larger PV installation market to the market for PV battery charging solutions for portable products, there can be no assurance that our estimate of the potential U.S. market for our intended products will prove to be accurate.

Backpacks, brief cases and bags with built-in flexible solar panels are already available in today’s marketplace. Bags with photovoltaic panels are used to power personal electronics and laptop computers. We believe the market for solar charging solutions will continue to grow and by developing cloth membranes that are not only washable, but pliable, that active wear manufacturers and other OEM’s of cloth-based merchandise will find our membranes a unique solution to gaining new market share. It is our intent to create cloth membranes with solar panels that are not quite as noticeable, bulky and unattractive as current solutions. We expect to create a more elegant and efficient solution than those products already in the marketplace. By creating solar-charging cloth membranes that can be sewn into outdoor clothing and sportswear, we expect our customers will be able to create consumer products for those individuals that want to live an active lifestyle and remain connected.

Competition

In general, the accessory market for iPhones and iPods is highly competitive. We will be competing with those companies that develop solar chargers and power accessories for Apple’s products, such as Better Energy Systems, Inc. and Earthtech Products. More specifically, we believe we will be competing with those companies developing photovoltaic materials, like Konarka Technologies and Solarmer Energy, Inc., that are licensed or sold to OEM’s.

Competing developers may be able to engage in larger scale branding, advertising and developing activities more extensively than we can. Further, with sufficient financial backing, talented designers and developers can become competitors within several months of establishing a business. We will compete primarily on the basis of design, development, quality and service. Our business depends on our ability to shape and stimulate consumer tastes and demands by developing innovative and exciting products, as well as on our ability to remain competitive in the areas of quality and price.

On June 6, 2012, Ascent Solar Technology, Inc., headquartered in Thornton, Colorado, announced that it had launched a charger for the Apple iPhone 4/4S smart phone. Branded under Ascent’s new EnerPlexTM line of consumer products, the charger incorporates the company’s solar cells into a protective iPhone 4/4S case, along with a thin battery. On June 19, 2012, Ascent announced that it had received an order for 50,000 of is solar-powered chargers and cases.

Recent Developments

We completed a private offering on March 15, 2011 whereby 35 investors purchased 154,800 shares of our Common Stock for an aggregate price of $15,480. We issued these securities without registration pursuant to Rule 504 of Regulation D promulgated under Section 3(b) of the Securities Act.

On April 24, 2012, the Board of Directors of the Company recommended to the shareholders that it would be in the best interests of the Company to forward split the Company’s common stock, par value $.0001, on a 60 for 1 basis. Steve S. Sinohui, the Company’s sole director, Chief Executive Officer and owner of 92.82% of the shares of the Company’s common stock, approved the forward split.

Need for Additional Financing

WAI intends to be researching the materials, technologies and processes necessary to create its planned products for at least the next 12 months. We believe that we have raised sufficient capital to fund such research and development. Thereafter, we anticipate it will take an additional three to six months to create working prototypes. Our VP of Product Development estimates it will take $30,000 to $50,000 to create the first prototypes of the PCM and SCU. It will be necessary after 12 months for the Company to raise additional financing to fund the development of its first prototypes, to bring the prototypes to production, for sales and marketing, staffing and for general operating expenses.

At this time, we are unsure of how much funding we will need once we complete research and development, because we are unsure of the technologies we will employ to have our planned products manufactured. However, management estimates that we will require additional funding between $100,000 and $250,000 to fund the development of our first prototypes, to bring the prototypes to production, for sales and marketing, staffing and for general operating expenses.

The Company intends to use the next 12 months to continue its market research, to model the cost of goods sold by projecting the availability and costs of raw materials and the costs associated with outsourcing manufacturing and third party logistics and to develop a complete sales and marketing plan and associated costs. If we are unable to raise additional funds, our stock would likely become worthless and we may be forced to abandon our business plan. As of the date of this report, we do not have any specific plans for raising additional funds for operations beyond the first 12 months.

Item 1A. Risk Factors

The Company’s business is subject to many risks, including the following:

Development Stage Business; No Assurance of Profitability.

The Company was incorporated in the State of Colorado on September 22, 2010, and has had no operations to date. Currently, the Company is researching processes, materials and technologies for use in the manufacture of its planned products. We expect to be in this phase of research and development for at least the next 12 months. Thereafter, we expect it will take another three to six months to create our first working prototypes. It is our intention to develop photovoltaic cloth membranes (“PCMs”) and solar charging units (“SCUs”) that convert sunlight into electrical power and that can be used for charging and operating mobile devices such as the iPhone and iPod. The success of the Company's proposed business will depend to a great extent on its ability to develop and market multiple sizes and types of PCMs that can be used to provide a charging current for SCUs as well as its ability to outsource manufacturing, warehousing and distribution to firms with the expertise and the experience to provide efficient, reliable services. Unless the Company successfully commences its business operations described herein, current and future investors may lose all or a substantial portion of their investment in the Company. The Company faces all risks that are associated with any new business, such as under-capitalization, cash flow problems and personnel, financial and other resource limitations as well as special risks associated with its proposed operations. The Company faces intense competition from other companies that have greater resources, both financial and otherwise, than the Company does. There is no assurance that the Company will be successful in implementing its business plan described herein, generating significant revenue or becoming profitable.

No Operating History or Revenue and Minimal Assets.

The Company is a "start-up" operation, as it has no operating history. The Company has no significant financial resources and limited assets. The Company, in all likelihood, will sustain operating expenses without corresponding revenues, at least until the Company is able to exit research and development and begin production and sale of its planned cloth membranes and solar charging units to manufacturers of active wear. This will result in the Company incurring net operating losses that will increase continuously until the Company can successfully begin distribution of its planned products described herein. There can be no assurance that the Company's operations will become profitable in the near future, or at all.

Risks Associated with Forward-Looking Information.

Much of the information presented in this report contains forward-looking statements. Although we believe the forward-looking statements have reasonable bases, we cannot offer any assurance that we will be able to conduct our operations as contemplated. You should carefully review all of the information and assumptions contained in this report with your legal, tax, financial, investment and accounting advisors with these risks in mind.

Need for Additional Financing.

The Company intends to be researching processes, materials and technologies for use in its planned products for at least the next 12 months. We have raised sufficient capital to date to fund this stage of our research and development. We have not generated revenues to date and do not anticipate revenues while in this phase of research and development. Once we have completed researching processes, materials and technologies, the Company does anticipate the need for additional funding to create working prototypes, to gain certification and acceptance from Apple, Inc. of its prototypes, to create production ready products, for manufacturing, for sales and marketing, staffing and for general operating expenses. At this time, we are unsure of just how much funding we will need once we complete research and development. Management believes we will need to raise additional funding between $100,000 and $250,000 to bring our planned products to market. The Company intends to use the next 12 months to continue its market research, to model cost of goods sold by projecting the availability and costs of raw materials and the costs associated with outsourcing manufacturing and third party logistics and to develop a complete sales and marketing plan and associated costs. If we are unable to raise the additional funds, the value of our securities, if any, would likely become worthless and we may be forced to abandon our business plan. As of the date of this report, we do not have any specific plans for raising additional funds for operations.

Speculative Nature of Company's Proposed Operations.

The success of the Company's proposed plan of operation will depend, to a great extent, on its ability to develop products that can be sold to manufacturers of outdoor and active wear clothing. The Company does not have, as of the date of this report, any customers. Market acceptance by manufacturers of our solar cloth membranes for incorporation into their products may be slow or less than we expect. Our products also may not perform in a manner that is required by the market or our competitors may be more effective in reaching the market segments we are targeting with these products. Our success depends, in part, on unpredictable and volatile factors beyond our control, including customer preferences for iPhones and iPods and the availability of competing products for charging the batteries in iPhones and iPods. Slow market acceptance of products made with PCM-based chargers will delay or eliminate our ability to generate a profit. During any period that we unsuccessfully seek to market these products, we will also incur marketing costs without corresponding revenue. Unless we successfully commence and establish our business operations as described herein, establish a customer base and generate sustainable revenues, current and future investors may lose all or a substantial portion of their investment in the Company.

Our Success will be Dependent upon Our Management’s Efforts. The Loss of Any or All of Our Management, Particularly Steve S. Sinohui, Our President, Chief Executive Officer and Sole Director, Could Have a Material, Adverse Impact on Our Operations and May Cause Us to Go Out of Business.

Our success will be dependent upon the decision making of our director and executive officers. These individuals intend to commit up to 20 hours per month to our business, but this commitment is no assurance of success. The loss of these individuals, particularly Steve S. Sinohui, our President, Chief Executive Officer and sole Director, could have a material adverse impact on our operations and may cause us to go out of business. Both of our officers are also involved with other businesses. Messers. Sinohui and Lassen work in other businesses that compete for their time with our business. These other arrangements could create conflict of interest with respect to allocating time to our operations. An investor could lose his entire investment. We have no written employment agreements with either of our officers, including Mr. Sinohui. We have not obtained key man life insurance on the lives of either of our officers.

Management Team’s Limited Experience in Our Industry.

Our management team has had very limited experience in our industry. This could impair our ability to effectively develop and market our planned product to manufacturers of outdoor and active wear, to achieve competitive pricing for the manufacture of our planned products, to properly identify the best manufacturers for our planned products and to comply with legal and regulatory requirements regarding the manufacture of products that use photovoltaic technologies. There can be no assurance that our management team will be able to educate themselves regarding these issues or to hire competent individuals with the expertise in these areas to supplement the management team. Our failure to do so could result in our inability to carry out our proposed business plan.

Company Has Not Developed a Product, May Not Succeed in Developing a Product and Such Product May Not Be Commercially Viable.

The Company has not developed any product as of the date of this report. Even if the Company does develop its planned products in the future, there is no guarantee our planned products will be successful in the marketplace. If the Company does not develop products and/or our planned products are not successful in the marketplace, the Company will not generate any revenues and the business may fail.

Company's Dependence on Strategic Partners for Development, Manufacture and Distribution of Products.

Our future success is dependent upon establishing and maintaining successful relationships with outside contractors for the development of our planned products as well as with other businesses for the manufacturing, warehousing, distribution and sales of our planned products to customers. Establishing and maintaining relationships with our strategic partners will require significant time and resources. Our failure to establish and maintain these strategic relationships would seriously harm our business and operating results. Additionally, these outside service providers may experience service disruptions such as strikes, natural disasters, an inability to acquire enough materials and other interruptions that could adversely affect their ability to manufacture our products or to deliver products to our customers.

Lack of Market Research or Marketing Organization.

The Company has conducted limited market research indicating that market demand exists for the products contemplated to be marketed by the Company. Moreover, the Company presently plans to use its officers and director as its marketing organization.

Competition.

The Company is and may continue to be an insignificant participant in the business of photovoltaic charging membranes and power accessories for wireless devices. A large number of established and well-financed entities are active in the Company's industry. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in implementing its proposed business plan.

Dependence on License Agreement with Apple, Inc.

The Company's operations are materially dependent on the terms and conditions of the License Agreement with Apple, Inc. On November 5, 2010, Apple, Inc. granted the Company a license to design, develop, manufacture and sell accessories that are made for Apple’s iPod and iPhone. The License Agreement permits the Company to use and exploit certain proprietary property and technology owned or controlled by Apple, Inc., including the Apple iPhone and iPod brand names, trade dress and trademarks. In the event that the Company is unable to comply with the terms and conditions of the License Agreement in the future, we would not be able to produce or sell our products in accordance with our business plan. The License Agreement also provides that Apple may approve or disapprove, in its sole discretion, of any products that the Company submits to Apple for its review prior to beginning commercial production of those products.

Intellectual Property.

We may in the future be subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of a third party. While we will do our best to ensure products do not infringe upon the proprietary rights of third parties, we cannot guarantee that third parties will not assert infringement claims against us in the future. We might not prevail in any intellectual property infringement litigation, given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays or require us to enter into royalty or licensing agreements. We currently do not have the resources with which to defend any claims brought by others that our technology infringes upon the intellectual property or other proprietary rights of any third party.

Government Regulation.

If the Company elects to use a foreign manufacturer of its PV cells, it will be subject to a tariff based upon the number of PV cells and the country from which we would import. Currently, there are no restrictions on how many PV cells a U.S. Company can import.

Securities and Exchange Commission Filings

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is www.sec.gov.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

Our offices are currently located at 2789 S. Lamar Street in Denver, Colorado and our telephone number is (303) 763-7527. As of the date of this report, we have not sought to move or change our office site. During its development stage, the Company is using office space provided by its President for which it pays no rent. The fair value of this arrangement is immaterial to the Company’s financial statements. As the operations of the Company increase however, the value of facilities usage and other services may become material and at that time, will be recorded as an expense, with an offsetting liability or contribution to capital. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

Item 3. Legal Proceedings

To our knowledge, we are not a party to any material pending or threatened legal proceedings. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

Item 4. Submission of Matters to a Vote of Security Holders

On April 24, 2012, the Board of Directors of the Company recommended to the shareholders that it would be in the best interests of the Company to forward split the Company’s common stock, par value $0.0001, on a 60 for 1 basis.

The Company’s Articles of Incorporation provide that any action required or permitted by the Colorado Business Corporation Act (“Act”) to be taken at a shareholders’ meeting may be taken without a meeting of shareholders if shareholders holding shares entitled to not less than the minimum votes that would have been required to take the action at a shareholders’ meeting consent to such action in writing in accordance with the requirements of Section 7-107-104 of the Act.

There were no changes in the par value of the stock.

PART II

Item 5.      Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      a.       Market Information. Currently, there is no trading market for our common stock. On June 14, 2012, the Financial Industry Regulatory Authority (“FINRA”) cleared a request for an unpriced quotation on the OTC Bulletin Board (“OTCBB”) and in OTC Link for the Company’s common stock. The trading symbol for our common stock is WRSS. The CUSIP number for the Company is 97654K100.

  b.       Holders. There are 36 holders of the Company’s common stock, and one holder of its preferred stock. As of the date of this report, 9,288,000 outstanding shares may be transferred without restriction, and 120,000,000 shares of the Company’s common stock held by affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain volume limitations and other provisions of Rule 144. Rule 144, as amended effective February 15, 2008, permits the sale of shares by an affiliate or person selling on behalf of an affiliate who has satisfied a six-month holding period (one year for securities of companies that do not file reports with the SEC), subject to certain criteria. These criteria include: (1) certain information about the issuer must be publicly available; (2) the number of securities to be resold must fall within specified volume limitations; (3) the resale must comply with the revised "manner of sale" conditions; and (4) the seller may be required to file a Form 144 reporting the sale (or proposed sale), subject to the new reporting threshold. Accordingly, the aggregate 120,000,000 shares of common stock owned of record and beneficially by Steve S. Sinohui will become available for resale under Rule 144. Sales by Mr. Sinohui could depress the market price for the Company’s common stock, assuming that a trading market for the Company’s common stock should develop. Transfer and resale of the shares of common stock will be subject, in addition to the federal securities laws and to applicable laws of each state in which the transfer or resale occurs.

     c.       Dividends. The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

     d.       Securities Authorized for Issuance Under Equity Compensation Plans. The Company has adopted no equity or other compensation plans and there are no outstanding options, warrants or other rights to acquire equity securities of the Company.

e.          Transfer Agent. The transfer agent and registrar for the Company's common stock is Globex Transfer, LLC, 780 Deltona Boulevard, Suite 202, Deltona, Florida 32725; phone (813) 344-4490.

      f.        Sale or Purchases of Unregistered Securities. The Company has not made any sales of unregistered securities over the past two years that have not been previously disclosed in our filings with the Securities and Exchange Commission.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements including the notes thereto. This discussion and analysis may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Form 10-K.

Results of Operations

The Company was not profitable during the fiscal year ended March 31, 2012 and has not operated profitably during any period since inception.

Fiscal 2012 Compared with the Period from Inception (September 22, 2010) to March 31, 2011.

The Company had no revenues for the fiscal years ended March 31, 2012 and March 31, 2011.

General and administrative expenses for the fiscal year ended March 31, 2012 were $18,397 compared to general and administrative expenses for the period from Inception (September 22, 2010) to March 31, 2011 of $6,017. Expenses consisted of general corporate administration, web hosting, consulting fees, legal and professional expenses and accounting and auditing costs. Higher expenses for the fiscal year ended March 31, 2012 were primarily due to increased accounting expenses.

Because of the foregoing factors, the Company realized a net loss of $18,381 for the fiscal year ended March 31, 2012 as compared to net loss of $6,015 for the period from Inception (September 22, 2010) to March 31, 2011.

 Liquidity and Capital Resources

At March 31, 2012, the Company had current assets consisting of $20,842 cash on hand compared to cash on hand of $39,665 at March 31, 2011. Current liabilities on March 31, 2012 consisted of accounts payable of $4,558. Current liabilities on March 31, 2011 consisted of accounts payable of $5,000.

WAI intends to be researching the materials, technologies and processes necessary to create its planned products for at least the next 12 months. We believe that we have raised sufficient capital to fund such research and development. Thereafter, we anticipate it will take an additional three to six months to create working prototypes. Our VP of Product Development estimates it will take $30,000 to $50,000 to create the first prototypes of the PCM and SCU. It will be necessary after 12 months for the Company to raise additional financing to fund the development of its first prototypes, to bring the prototypes to production, for sales and marketing, staffing and for general operating expenses.

At this time, we are unsure of how much funding we will need once we complete research and development, because we are unsure of the technologies we will employ to have our planned products manufactured. However, management does believe we will require additional funding between $100,000 and $250,000 to fund the development of our first prototypes, to bring the prototypes to production, for sales and marketing, staffing and for general operating expenses.

To grow our business, we will need additional capital. Additional capital may be raised through additional private financings as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when we need them, we may be required to curtail our operations. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company such as ours is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Financial statements for the fiscal years ended March 31, 2012 and 2011 are presented in a separate section of this report following Section 14, which are incorporated in this Item 8 by reference.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 15d–15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures

As of March 31, 2012, the Company's chief executive officer (who is also the chief financial officer) conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures as defined in Rule or 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting is defined, under the Exchange Act, as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The Company's principal executive officer assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2012. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and, to the extent applicable, the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer believes that based on his assessment, as of March 31, 2012, the Company's procedures of internal control over financial reporting were effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

 Item 9B.             Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The director and officers of the Company are as follows:

Name	Age	Position
Steve S. Sinohui	63	President, CEO, CFO, Treasurer and Director
Craig Lassen	54	VP of Product Development

The above listed officers and director have served in those capacities since inception of the Company and will serve as an officer and/or a director until the next annual meeting of the shareholders or until their deaths, resignations, retirement, removal or disqualification, or until their successors have been duly elected and qualified. Vacancies in the Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board. The Company has one director, Mr. Sinohui.

Background

Steve S. Sinohui - President, Chief Executive Officer and Director. Steve S. Sinohui has served as the President, the Chief Executive Officer and a director of the Company since its inception on September 22, 2010. From November of 2000 to May of 2010, Mr. Sinohui served as the President, Treasurer, Secretary and a director of SIN Holdings, an internet portal for seniors. Since 2005, Mr. Sinohui has been a supervisor with UPS Cartage Services International in Denver, Colorado. Mr. Sinohui served as a broker for Urban Companies, a Lakewood, Colorado corporation from 1994 to 2005, where he was involved in locating and securing commercial real estate opportunities, listing and selling residential and commercial real estate and property management. From 1989 to 1994, Mr. Sinohui served as a project manager for ATMA, Inc., a distributor of medical supplies, where he supervised and directed the physical inventory and asset management of capital equipment, evaluated and supervised the development and implementation of computer programs and equipment, including database and inventory management software and equipment, and managed over 80 multiple-site inventory personnel. From 1983 to 1987, Mr. Sinohui served as the Vice President of Marketing for the National OTC Stock Journal, a national finance newspaper, which covered the over-the-counter stock market. During his tenure with the National OTC Stock Journal, Mr. Sinohui developed a marketing and promotional program, which included long-term advertising campaigns for national and international clients. Mr. Sinohui also planned, organized and developed sales for three national financial trade shows, which were teleconferenced to over twenty cities. The trade shows presented a format for investors to interact with executive officers of publicly held companies from the United States, Canada and Europe. Mr. Sinohui attended Phoenix College, Phoenix, Arizona, with a curriculum in broadcasting and journalism, from 1966 to 1969.

Craig Lassen – Vice President of Product Development. Craig Lassen has served as Vice President of Product Development since the Company’s inception. Concurrent with his duties at the Company, Mr. Lassen is also the President and CEO of Cadamier Network Security Corporation (“Cadamier”). Cadamier provides network security support for organizations ranging in size from $20 million to $500 million in assets, primarily in the financial services industry. From 2009 to 2010, Mr. Lassen was a consultant to Shared Services Credit Union Coalition Consultant (“SSCUC”). At SSCUC, Mr. Lassen’s responsibilities included aggregating technology resources from multiple credit unions to create an organization that would serve as an autonomous IT resource center. In 2008, Mr. Lassen founded Enduring Energy, which designed and installed complete alternative energy systems for homes, farms and high-energy usage businesses. From 1996 to 2000, he was the Chairman of Cavion Technologies, Inc. (NASDAQ: CAVN). Mr. Lassen founded Cavion as a highly secure ISP and B2B specifically designed for credit unions and the financial services industry. Harland Clarke now owns Cavion. Mr. Lassen majored in Physics at the University of Colorado, with minors in Business and Mathematics.

Conflicts of Interest

Messers. Sinohui and Lassen are associated with other firms involved in a range of business activities, none of which are in the general business area of the Company. Consequently, there are potential conflicts for their services in acting as officer and/or director of the Company. Messers. Sinohui and Lassen plan to spend approximately 20 hours per month on the business and affairs of the Company.

Messers. Sinohui and Lassen in the future may become shareholders, officers or directors of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to Messers. Sinohui and Lassen acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of Messers. Sinohui and Lassen in the performance of their duties or otherwise. The Company does not have a right of first refusal pertaining to opportunities that come to Messers. Sinohui’s and Lassen’s attention insofar as such opportunities may relate to the Company’s proposed business operations.

Messers. Sinohui and Lassen are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and to the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of their fiduciary duties to the Company. If both WAI and the companies in which Messers. Sinohui and Lassen are affiliated with desire to take advantage of an opportunity, then Messers. Sinohui and Lassen would abstain from negotiating and voting upon the opportunity. However, Messers. Sinohui and Lassen, or other entities with which they are affiliated, may take advantage of the business opportunities if we decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to conflicts or similar transactions.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past five years, none of the following occurred with respect to our executive officers: (1) any bankruptcy petition filed by or against any business of which they were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction of a criminal proceeding or being subject to a pending criminal proceeding (including traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting their involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than 10% beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  There are no known deficiencies of applicable obligations under Section 16(a) of the Exchange Act by any Officer, Director, or person holding more than 10% of our outstanding common stock.

Code of Ethics

The Company has not adopted a Code of Ethics that applies to the Company’s principal executive officers, the principal financial officer, the principal accounting officer or the controller. No Code of Ethics has been adopted because the Company has one director, who also serves as an executive officer and the Company and the Board of Directors chose not to reduce to writing standards designed to deter wrongdoing and promote honest and ethical conduct. The Board of Directors believes that the Company’s very small size and the limited number of personnel who are responsible for its operations make a formal Code of Ethics unnecessary.

Audit Committee

The Company does not have a financial expert on its audit committee because the Company has only one director and does not have a separate audit committee and because the Company’s extremely small size, limited financial resources and limited activity make such a position unnecessary. In addition, the Board of Directors does not believe it can find a qualified person willing to sit on the Board of Directors and serve as a financial expert on the audit committee without paying such person compensation and other benefits which the Company is unable to pay due to its limited financial resources. The Company has one director and has not established a standing audit committee of the Board of Directors. The Company’s Board of Directors does not include any outside or independent director. As a result, the director, Mr. Sinohui, acts as the audit committee.

Item 11. Executive Compensation

The Company was formed in September 2010. Since its inception, Mr. Sinohui has not been paid any salary. Mr. Lassen, our Vice President of Product Development, receives consulting income of $250 per month for his continuing research and development efforts. The Company does not anticipate paying any of the officers or its director a salary until it is generating revenues from the sale of its products. In addition, the Company reimburses officers and its director for out of pocket expenditures incurred by them in connection with the Company's business.

None of the Company's officers or its director are employed presently pursuant to the terms of an employment agreement. No retirement, pension, profit sharing, stock option, insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The table below lists the beneficial ownership of the Company’s voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, with the address of such person, as well as the securities of the Company beneficially owned by all directors and officers of the Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Steve S. Sinohui	120,000,000	92.82%
	2789 S. Lamar Street
	Denver, CO 80227

Preferred	Steve S. Sinohui	100,000	100.00%
	2789 S. Lamar Street
	Denver, CO 80227

The balance of the Company’s outstanding stock is held by 35 persons.

Item 13. Certain Relationships, Related Party Transactions and Director Independence

On September 22, 2010, the Company issued an aggregate of 2,000,000 Common Shares to Steve S. Sinohui for consideration of $2,000 and 100,000 shares of Preferred Stock for consideration of $23,000 for an aggregate consideration of $25,000.

On April 24, 2012, the Company effectuated a forward split of its issued and outstanding common shares on a 60 for 1 basis. Mr. Sinohui now owns 120,000,000 common shares and 100,000 preferred shares. Par value of the common stock did not change as a result of the stock split.

We completed a private offering on March 15, 2011 whereby 35 investors purchased 154,800 shares of our Common Stock for an aggregate price of $15,480. We issued these securities without registration pursuant to Rule 504 of Regulation D promulgated under Section 3(b) of the Securities Act.

Mr. Lassen, our Vice President of Product Development, receives consulting income of $250 per month for his continuing research and development efforts. We do not have a formal written consulting agreement with Mr. Lassen regarding his development efforts.

During its development stage, the Company is using office space provided by its president for which it pays no rent. The fair value of this arrangement is immaterial to the Company’s financial statements. As the operations of the Company increase however, the value of facilities usage and other services may become material and at that time, will be recorded as an expense, with an offsetting liability or contribution to capital.

Our Board of Directors is currently composed of one member, Steve S. Sinohui, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to the Company and our management.

On April 5, 2012 the Company’s S-1 Registration Statement was declared Effective by the SEC. The Company filed its S-1 Registration Statement on behalf of some of our shareholders (the "Selling Security Holders"), who originally purchased their shares pursuant to a private offering started on November 18, 2010 and closed on March 15, 2011, to register 9,288,000 of its common shares, par value $0.0001, for resale. There has been no market for our securities and a public market may never develop, or, if any market does develop, it may not be sustained. On June 14, 2012, FINRA cleared a request for an unpriced quotation on the OTCBB and in OTC Link for the Company’s common stock. The trading symbol for our common stock is WRSS. There can be no assurance that our Common Stock will ever be quoted on a stock exchange or a quotation service or that any market for our stock will develop.

All of the Common Stock offered by our S-1 Registration Statement will be sold by the Selling Security Holders at a price of $0.00167 per share until our shares are quoted on the OTCBB and thereafter at prevailing market prices or privately negotiated prices. There can be no assurance, however, that our shares will be approved for quotation on the OTCBB, as described in greater detail in the "Risk Factors" included above. The Selling Security Holders, and any participating broker-dealers, may be deemed to be “underwriters” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), and any commissions or discounts given to any such broker-dealer and any profit on the resale of the shares may be regarded as underwriting commissions or discounts under the Securities Act.

Item 14. Principal Accountant Fees and Services

      a.    Audit Fees. The following table shows the aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s form S-1 Registration Statement and services that were provided by the accountant in connection with statutory and regulatory filings of the Company.

Date Billed	Action	Fee

March 31, 2011	2011 Audit	$5,000.00
July 31, 2011	Review of S-1 Registration Statement	$550.00
September 30, 2011	Review of Amendment to S-1 Registration Statement	$750.00
November 30, 2011	Update consent; Review and respond to Comment Letter re S-1 Registration Statement	$156.50
January 31, 2012	Update interim financial statements for Amendment to S-1 Registration Statement	$982.25
March 31, 2012	Update review of financial statements for Amendment to S-1 Registration Statement	$843.91
16

      b.     Audit Related Fees.   None

c.	Tax Fees. The Company was not billed in the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, tax planning or any other services. The Company prepared and filed its own tax returns.
d.	d. Other Fees. The Company has incurred accounting fees associated with its S-1 Registration Statement.

The services described above were approved by our Board of Directors.

Item 15. Exhibits Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements – the financial statements listed below are included in this report:
A.	Report of registered public accounting firm – Comiskey and Company, Professional Corporation.
B.	Balance Sheets as of March 31, 2012 and 2011.
C.	Statements of operations for the years ended March 31, 2012 and 2011 and for the period from inception (September, 22, 2010) to March 31, 2012.
D.	Statements of cash flows for the years ended march 31, 2012 and 2011 and for the period from inception (September 22, 2010) to March 31, 2012.
E.	Statements of stockholders’ equity for the period from inception (September 22, 2010) to March 31, 2012.
F.	Notes to audited financial statements.

2.	Financial state schedules. The following financial statement schedules are included as required by Item 15(b) of this report.

None.

3.	Exhibits. The following are filed herewith or incorporated herein by reference.

3.1	Articles of Incorporation (1)

3.2	Bylaws(1)

3.3	Amendment to Articles of Incorporation(1)

10.2	Contract license agreement between Wireless Attachments, Inc. and Apple, Inc. (1)

31	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)Incorporated by reference to similar exhibits filed with the 1st Amendment to S-1 Registration Statement on October 7, 2011.

FORM 10-K
WIRELESS ATTACHMENTS, INC.
INDEX TO FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements Of Stockholders’ Equity (Deficit)	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 to F-7

18

Comiskey Professional Corporation
& Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Wireless Attachments, Inc.
Denver, Colorado

We have audited the accompanying balance sheets of Wireless Attachments, Inc (a development stage company). as of March 31, 2012 and 2011 and the related statements of operations, stockholders' equity and cash flows for each of the years ended March 31, 2012, 2011 and for the period from inception (September 22, 2010) to March 31, 2012. Wireless Attachments, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wireless Attachments, Inc. (a development stage company) as of March 31, 2012 and 2011, and the results of its operations, changes in stockholders' equity and cash flows for each of the years ended March 31, 2012, 2011 and for the period from inception, September 22, 2010, to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado
June 26, 2012

Comiskey & Company

PROFESSIONAL CORPORATION

Certified Public Accountants & Consultants

7900 East Union Ave • Suite 150 • Denver, CO 80237
(303) 830-2255 • Fax (303) 830-0876 • info@comiskey.com • www.comiskey.com

F-1

Wireless Attachments, Inc.

BALANCE SHEET

March 31, 2012 and 2011

(A Development Stage Company)

	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$20,842	$39,665
Total Current Assets	$20,842	$39,665
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$4,558	$5,000
Total Current Liabilities	4,558	5,000
Stockholders' Equity
Additional Paid In Capital	27,741	27,741
Preferred Stock, $.0001 par value, 250,000,000
shares authorized; 100,000 shares issued
and outstanding	10	10
Common Stock; $.0001 par value, 250,000,000
shares authorized; 129,288,000 shares issued
and outstanding	12,929	12,929
Deficit Accumulated During Development Stage	(24,396)	(6,015)
Total Equity	16,284	34,665
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$20,842	$39,665

The accompanying notes are an integral part of the consolidated financial statements.

F-2

Wireless Attachments, Inc.

STATEMENT OF OPERATIONS

For the years ended March 31, 2012 and 2011

And for the period from inception (September 22, 2010) to March 31, 2012

(A Development Stage Company)

	Since Inception	2011	2012
Revenues
	-	-	-
Total Revenues	-	-	-
Operating Expenses
Selling, General and Administrative	24,414	18,397	6,017
Total operating expense	24,414	18,397	6,017
Loss from operations	(24,414)	(18,397)	(6,017)
Other Income/Expense
Interest	18	16	2
Total Other Income/Expense	18	16	2
Net Loss	$(24,396)	$(18,381)	$(6,015)
Accumulated Deficit
Balance, beginning of period	—	(6,015)	—
Net Loss	(24,396)	(18,381)	(6,015)
Balance, end of period	$(24,396)	$(24,396)	$(6,015)
Basic Earnings (loss) per share	$—	$—	$—
Basic - Weighted average number of
shares outstanding	129,288,000	129,288,000	118,708,753

The accompanying notes are an integral part of the consolidated financial statements.

F-3

Wireless Attachments, Inc.

STATEMENT OF CASH FLOWS

For the years ended March 31, 2012 and 2011

And for the period from inception (September 22, 2010) to March 31, 2012

(A Development Stage Company)

	Since Inception	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(24,396)	$(18,381)	$(6,015)
Adjustments to reconcile net cash
flows from operating activities
Increase (decrease) in accounts payable	4,558	(442)	5,000
Net cash flows from operating activities	(19,838)	(18,823)	(1,015)

CASH FLOWS FROM INVESTING ACTIVITIES
	—	—	—
Net cash flows from investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Preferred Stock	215	—	215
Issuance of Common Stock	40,465	—	40,465
Net cash flows from financing activities	40,680	—	40,680
NET DECREASE IN ASH AND CASH EQUIVALENTS	20,842	(18,823)	39,665
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	39,665	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,842	20,842	$39,665

The accompanying notes are an integral part of the consolidated financial statements

F-4

Wireless Attachments, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from inception (September 22, 2010) to March 31, 2012

(A Development Stage Company)

	Series A Preferred Stock		Common Stock
	Number		Number		Additional	Accumulated
	of Shares	Amount	of Shares	Amount	Paid-In Capital	Deficit	Totals

Balances as of
September 22, 2010	0	$—	0	$—	$—	$—	$—

Stock Issued	100,000	10	129,288,000	12,929	27,741		40,680

Net Loss for the Period from Inception (September 22, 2010) to March 31, 2011	—	—	—	—	—	(6,015)	(6,015)

Balances as of
March 31, 2011	100,000	$10	129,288,000	$12,929	$27,741	$(6,015)	$34,665

Net Loss for the Fiscal Year Ended March 31, 2012						(18,381)	(18,381)

Balances as of
March 31, 2012	100,000	$10	129,288,000	$12,929	$27,741	$(24,396)	$16,284

The accompanying notes are an integral part of the consolidated financial statements.

F-5

Wireless Attachments, Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 and 2011

(A Development Stage Company)

1.	Summary of Significant Accounting Policies

Development Stage Company

Wireless Attachments, Inc. (the “Company”) was incorporated under the laws of the state of Colorado on September 22, 2010. The principal office of the corporation is 2789 S. Lamar Street, Denver, Colorado 80237. The Company is in the development stage and has not begun to sell its planned products.

The Company is developing solar cloth membranes for outdoor active wear that covert sunlight into electrical power and that can be used for charging and/or operating mobile devices such as the iPod and the iPhone.

Accounting Method

The Company records income and expenses on the accrual method.

Loss Per Share

Loss per share was computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Organization Costs

Cost to incorporate the Company were originally capitalized to be amortized over a 60 month period but have been written off pursuant to ASC 470.

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying value of such amounts.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

Stock Split

On April 24, 2012, the Board of Directors of Wireless Attachments, Inc. (the “Company”) recommended to the shareholders that it would be in the best interests of the Company to forward split the Company’s common stock, par value $0.0001, on a 60 to 1 basis.

The Company’s Articles of Incorporation provide that any action required or permitted by the Colorado Business Corporation Act (“Act”) to be taken at a shareholders’ meeting may be taken without a meeting of shareholders if shareholders holding shares entitled to not less than the minimum votes that would have been required to take the action at a shareholders’ meeting consent to such action in writing in accordance with the requirements of Section 7-107-104 of the Act.

F-6

Steve S. Sinohui, the Company’s sole director, Chief Executive Officer and 92.82% shareholder of the Company, acting pursuant to the Colorado Business Corporation Act, waived all right and entitlement to notice of a special meeting of the shareholders of the Company and consented to, adopted and approved to forward split the Corporation's $0.0001 par value common stock such that each shareholder of common stock shall receive 60 shares for each one share of common stock registered in such shareholder’s name effective as of April 24, 2012. The Company did not solicit proxies from shareholders owning the remaining 7.18% of the Company’s common stock. There were no changes in the par value of the stock.

All references to share and per share amounts in the financial statements and accompanying notes to the financial statements have been retroactively restated to reflect the 60 for 1 stock split. There were no changes in the par value of the stock.

2.	Stockholders’ Equity

As of March 31, 2012, the Company was authorized to issue 250,000,000 shares of common stock and 250,000,000 shares of preferred stock. Of these amounts, 129,288,000 shares of the Company’s $.0001 par value common stock were issued and outstanding and 100,000 shares of the Company’s $.0001 preferred shares were issued and outstanding.

The Series A preferred shares are not convertible to common stock, have no voting rights, do not carry any current or accumulated dividend and, in the event of liquidation, have first and superior rights over all other classes of equity securities issued and outstanding by the Company.

3.	Related Party Transactions

The President and CEO owns 120,000,000 shares of the Company’s $.0001 par value common stock that is issued and outstanding and all of the 100,000 shares of the preferred stock that is issued and outstanding.

During its development stage, the Company is using office space provided by its President for which it pays no rent. The fair value of this arrangement is immaterial to the financial statements. As the operations of the Company increase however, the value of facilities usage and other services may become material and at that time, will be recorded as an expense, with an offsetting liability or contribution to capital.

4.	License Agreement

On November 5, 2010, the Company was granted non-exclusive rights by Apple, Inc. to market its products specifically for iPod and iPhone devices. With this agreement, the Company will be able to use the iPod and iPhone logo on its product packaging and has agreed to pay royalties of $4.00 per product sold.

F-7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS ATTACHMENTS, INC.

By /s/ Steve S. Sinohui
Steve S. Sinohui, President

Date: July 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steve S. Sinohui	President, Chief Executive Officer, Chief Financial	July 2, 2012
Steve S. Sinohui	Officer and sole Director

19