Form 10-Q
period 2012-06-30
Wireless Attachments, Inc.
filed 2012-08-13
CIK 1507181

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number 333-175825

WIRELESS ATTACHMENTS, INC.

(Exact name of Registrant as specified in its charter)

Colorado	84-15070556
(State of incorporation)	(I.R.S. Employer Identification No.)

2789 S. Lamar Street, Denver, CO 80227

(Address of principal executive offices)

(303) 763-7527

(Issuer’s telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act:

None

Securities registered under Section 12(b) of the Exchange Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The Company had 129,288,000 shares of its $.0001 par value common stock outstanding as of August 13, 2012.

FORM 10-Q

WIRELESS ATTACHMENTS, INC.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended June 30, 2012 immediately follow.

WIRELESS ATTACHMENTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$3,961	$20,842
Total Current Assets	3,961	20,842

TOTAL ASSETS	$3,961	$20,842

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$4,230	$4,558
Total Current Liabilities	4,230	4,558

Stockholders' Equity (Deficit)
Preferred Stock, $0.0001 par value; 250,000,000 shares
authorized; 100,000 shares issued and outstanding at
June 30, 2012 and March 31, 2012, respectively	10	10
Common Stock, $0.0001 par value; 250,000,000 shares
authorized; 129,288,000 shares issued and outstanding
at June 30, 2012 and March 31, 2012, respectively	12,929	12,929
Additional Paid In Capital	27,741	27,741
Deficit Accumulated During the Development Stage	(40,949)	(24,396)
Total Stockholders' Equity (Deficit)	(269)	16,284

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT )	$3,961	$20,842

The accompanying notes are an integral part of the consolidated financial statements.

WIRELESS ATTACHMENTS, INC.
(A Development Stage Company)
INCOME STATEMENTS
(UNAUDITED)

	From the Period from Inception
	September 22, 2010	For the three months ended June 30 June 30
	to June 30, 2012	2012	2011

REVENUES
Revenues	$—	$—	$—
EXPENSES
Selling, General and Administrative Expenses	40,970	16,555	3,584
Operating expenses	40,970	16,555	3,584
LOSS FROM OPERATIONS	(40,970)	(16,555)	(3,584)

OTHER INCOME (EXPENSE)
Interest Earned	21	3	4
TOTAL OTHER INCOME (EXPENSE)	21	3	4

NET LOSS BEFORE TAXES	(40,949)	(16,552)	(3,580)

INCOME TAX EXPENSE	—	—	—

NET LOSS	(40,949)	$(16,552)	$(3,580)

NET LOSS PER SHARE - BASIC	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	129,288,000	129,288,000	129,288,000

The accompanying notes are an integral part of the consolidated financial statements.

WIRELESS ATTACHMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	From the Period From Inception Sept. 22, 2010	For the three months ended June 30 June 30
	to June 30, 2012	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(40,949)	$(16,553)	$(3,580)
Adjustments to reconcile net loss to net cash
Increase (Decrease) in Accounts Payable	4,230	(328)	(3,600)
Net Cash Flows from Operating Activities	(36,719)	(16,881)	(7,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	40,465
Issuance of preferred stock	215	—	—
Net Cash Flows from Financing Activities	40,680	—	—

NET INCREASE (DECREASE) IN CASH	3,961	(16,881)	(7,180)
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	—	20,842	39,665
END OF PERIOD	$3,961	$3,961	$32,485

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid for interest	$87	$27	$24
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

WIRELESS ATTACHMENTS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

Wireless Attachments, Inc. has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at March 31, 2012 included in the Annual Report on Form 10-K as filed with the SEC. The results of operations for the periods presented are not necessarily indicative of the results we expect for the full year.

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

Accounting Method

The Company records income and expense on the accrual method.

Revenue Recognition

The Company has not yet sold any of its planned products. However, when the Company does begin selling products, revenue will be recognized when earned.

Fiscal Year

The Company has selected a March 31 fiscal year end.

Organization Costs

Cost to incorporate the Company were originally capitalized to be amortized over a 60 month period but have been written off pursuant to ASC 470.

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Company limit as of June 30, 2012 and March 31, 2012.

Loss Per Share

Loss per share was computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Recent Accounting Standards

There have been various accounting standards and updates recently issued, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

NOTE B – STOCKHOLDERS’ EQUITY

As of June 30, 2012, the Company was authorized to issue 250,000,000 shares of common stock and 250,000,000 shares of preferred stock. Of these amounts, 129,288,000 shares of the Company’s $.0001 par value common stock were issued and outstanding and 100,000 shares of the Company’s $.0001 par value preferred shares were issued and outstanding.

The Series A preferred shares are not convertible to common stock, have no voting rights, do not carry any current or accumulated dividend and, in the event of liquidation, have first and superior rights over all other classes of equity securities issued and outstanding by the Company.

NOTE C- RELATED PARTY TRANSACTIONS

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

NOTE D – LICENSE AGREEMENT

On November 5, 2010, the Company was granted non-exclusive rights by Apple, Inc. to market its products specifically for iPod and iPhone devices. With this agreement, the Company will be able to use the iPod and iPhone logo on its product packaging and has agreed to pay royalties of $4.00 per product sold.

NOTE E– UNCERTAIN TAX POSITIONS

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At July 1, 2012, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits during 2011. In many cases, the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

The following describes the open tax years, by major tax jurisdiction, as of July 1, 2012.

United States (a)	2010– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE F - INCOME TAXES

The Company has net operating loss carryforwards of approximately $24,396 that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Non-benefited Net Operating Losses	$6,142
Valuation Allowance	$(6,142)
Total deferred tax assets	$—

The provision for income taxes differ from the amount computed using the Federal US statutory income tax rate as follows:

	June 30, 2012	June 30, 2011
Provisions (Benefit) at US Statutory Rate	$2,483	$537
Increase (Decrease) in Valuation Allowance	$(2,483)	$(587)
Other Differences	$—	$—
Total	—	—

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE G – SUBSEQUENT EVENTS

On July 3, 2012, the Company’s President and controlling shareholder, Steve S. Sinohui, loaned the Company $15,000. The note is due on December 31, 2014, unless extended and bears no interest unless not paid, in which case interest will be charged at a rate of 10% annually.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Further, persons reviewing this report are advised that actual results may differ materially from those included within the forward-looking statements because of various factors such as:

  the Company’s lack of revenues and earnings to date and its possible inability to achieve meaningful revenues or earnings in the future;
  the Company has limited assets and working capital and may not be able to continue in operation without the infusion of additional capital;
  our expectation to incur losses for at least the next 15 months;
  we may need to raise additional funds and these funds may not be available to us when we need them in which case we may need to change our business plan, sell or merge our business or face bankruptcy;
  the speculative nature of the Company’s proposed operations;
  our dependence upon our management’s efforts and/or the loss of any or all of our management;
  our management team’s limited experience in our industry;
  the fact that we have not developed a product, may not succeed in developing a product and, if developed, such product may not be commercially viable;
  our dependence on strategic partners for development, manufacture and distribution of our planned products;
  we may be unable to adequately protect or enforce our intellectual property rights, which may have a detrimental effect on our business;
  our lack of market research and a marketing organization; and
  our dependence on our license agreement with Apple, Inc.

OUR HISTORY AND BUSINESS

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

On July 3, 2012, the Company’s President and controlling shareholder, Steve S. Sinohui, loaned the Company $15,000. The note is due on December 31, 2012, unless extended, and bears no interest unless not paid, in which case interest will be charged at a rate of 10% annually.

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended March 31, 2012 and has not been profitable during the first three months of fiscal 2013.

Three Month Periods Ended June 30, 2012 and 2011

The Company had no revenues from continuing operations for the three-month period ended June 30, 2012 and no revenues for the same three-month period in 2011.

General and administrative expenses for the three-month period ended June 30, 2012 were $16,528 compared to $3,560 for the same period in 2011. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs. The increase in expenses was due primarily to costs associated with the filing of the Company’s S-1 registration statement as well as an increase in accounting costs.

Because of the foregoing factors, the Company realized a net loss of $16,553 for the three months ended June 30, 2012 as compared to net loss of $3,580 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, the Company had assets consisting of $3,961 cash on hand. Current liabilities consisted of accounts payable of $4,230.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. On July 3, 2012, the Company’s President ad controlling shareholder, Steve S. Sinohui, loaned the Company $15,000. The note is due on December 31, 2014, unless extended and bears no interest unless not paid, in which case interest will be charged at a rate of 10% annually.

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

Additional capital may be raised through additional private financings as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when we need them, we may be required to curtail our operations. No assurance can be given; however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability as a going concern.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward –looking statement that involves risks and uncertainties, and actual results could vary because of a number of factors.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable, as the Company is a smaller reporting Company.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures

As of June 30, 2012, the Company's chief executive officer (who is also the chief financial officer) conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a- 15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect all misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The Company's principal executive officer assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2012. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and, to the extent applicable, the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer believes that based on his assessment, as of June 30, 2012, the Company's procedures of internal control over financial reporting were effective.

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

31.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not “filed” for purposes of Sections 11 or 12 of the Securities Act are deemed not "filed" for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those Sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                 WIRELESS ATTACHMENTS, INC.

Date:         August 13, 2012                                By /s/ Steve S. Sinohui

                                                                                Steve S. Sinohui, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steve S. Sinohui	President, Chief Executive Officer, Chief Financial	August 13, 2012
Steve S. Sinohui	Officer and sole Director

