Form 10-Q
period 2012-09-30
Wireless Attachments, Inc.
filed 2012-11-08
CIK 1507181

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The Company had 129,288,000 shares of its $.0001 par value common stock outstanding as of November __, 2012.

FORM 10-Q

WIRELESS ATTACHMENTS, INC.

ITEM 1. FINANCIAL STATEMENTS.

WIRELESS ATTACHMENTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$4,827	$20,842
Total Current Assets	4,827	20,842

TOTAL ASSETS	$4,827	$20,842

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$4,270	$4,558
Total Current Liabilities	4,270	4,558

Long Term Liabilities
Loan from Shareholder	$20,000	$—
Total Long Term Liabilities	$20,000	$—

Total Liabilities	24,270	4,558

Stockholders' Equity (Deficit)
Preferred Stock, $0.0001 par value; 250,000,000 shares
authorized; 100,000 shares issued and outstanding at
September 30, 2012 and March 31, 2012, respectively	10	10
Common Stock, $0.0001 par value; 250,000,000 shares
authorized; 129,288,000 shares issued and outstanding
at September 30, 2012 and March 31, 2012, respectively	12,929	12,929
Additional Paid In Capital	27,741	27,741
Deficit Accumulated During the Development Stage	(60,123)	(24,396)
Total Stockholders' Equity (Deficit)	(19,443)	16,284

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,827	$20,842

The accompanying notes are an integral part of the consolidated financial statements.

WIRELESS ATTACHMENTS, INC. (A Development State Company) INCOME STATEMENTS (UNAUDITED)

		For the three months ended		For the six months ended
	From the Period from inception September 22, 201 to September 30	September 30	September 30	September 30	September 30
	2012	2011	2011	2012	2011
REVENUES
Revenues	$—	$—	$—	$—	$—
EXPENSES
Selling, General and Administrative Expenses	60,144	19,174	6,321	35,730	9,905
Operating expenses	60,144	19,174	6,321	35,730	9,905
LOSS FROM OPERATIONS	(60,144)	(19,174)	(6,321)	(35,730)	(9,905)
OTHER INCOME (EXPENSE)
Interest Earned	21	—	4	3	8
TOTAL OTHER INCOME (EXPENSE)	21	—	4	3	8
NET LOSS BEFORE TAXES	(60,123)	(19,174)	(6,317)	(35,727)	(9,897)
INCOME TAX EXPENSE	—	—	—	—	—
NET LOSS	(60,123)	$(19,174)	$(6,317)	$(35,727)	$(9,897)
NET LOSS PER SHARE - BASIC	$—	$—	$—	$—	$—
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	129,288,000	129,288,000	129,288,000	129,288,000	129,288,000

The accompanying notes are an integral part of the consolidated financial statements.

WIRELESS ATTACHMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	From the Period from Inception Sept. 22, 2010	For the six months ended
	to September 30, 2012	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(60,123)	$(35,727)	$(9,897)
Adjustments to reconcile net loss to net cash
Increase (Decrease) in Accounts Payable	4,270	(288)	(4,250)
Net Cash Flows from Operating Activities	(55,853)	(36,015)	(14,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Shareholder	20,000	20,000
Issuance of common stock	40,465
Issuance of preferred stock	215	—	—
Net Cash Flows from Financing Activities	60,680	20,000	—

NET INCREASE (DECREASE) IN CASH	4,827	(16,015)	(14,147)
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	—	20,842	39,665
END OF PERIOD	$4,827	$4,827	$25,518

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid for interest	$87	$27	$45
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

WIRELESS ATTACHMENTS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Company limit as of September 30, 2012 and March 31, 2012.

Loss Per Share

Loss per share was computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

NOTE B – STOCKHOLDERS’ EQUITY

As of September 30, 2012, the Company was authorized to issue 250,000,000 shares of common stock and 250,000,000 shares of preferred stock. Of these amounts, 129,288,000 shares of the Company’s $.0001 par value common stock were issued and outstanding and 100,000 shares of the Company’s $.0001 par value preferred shares were issued and outstanding.

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

Since September 22, 2010, WAI has been in the research and development phase. We expect to be in the research and development phase for at least the next 12 months. We intend to develop solar cloth membranes and solar charging units for outdoor active wear that convert sunlight into electrical power and that can be used for charging and operating mobile devices such as the iPhone and iPod.

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

Product Development

The Company intends to develop and market two types of products: (1) Photovoltaic Cloth Membranes (“PCMs”) that will work in conjunction with (2) Solar Charging Units (“SCUs”), which we also intend to develop. On October, 4, 2012, Apple approved our product plan and assigned our initial product a product identification number. We intend to conduct research and development in-house and through partnerships or under contracts with other companies. At this time, we do not have any research and development contracts with other companies. Initially, we plan to engage outside developers to assist in the development of our planned products. Our current thoughts on how to develop our products may change during the development process and the technologies, devices and materials we may expect to use in the development of our proposed products may change accordingly.

Currently, the Company is researching the materials, processes and technologies for consideration in the manufacture of its planned PCMs and SCUs. We anticipate being in this phase of our research and development for at least the next nine months. After we exit this stage of research and development, we expect it will take an additional three to six months to create working prototypes. We must submit these prototypes to Apple, Inc. for approval and certification. Our license agreement with Apple, Inc. requires certification by Apple, Inc. of the prototypes and then again when we have production ready products. Apple launched a pilot program called "One Touch" that empowers Apple's authorized test labs to perform all requisite compliance testing. Apple is rolling out One Touch in phases based on accessory functionality. Under the One Touch model, we will submit two production-ready samples to one of Apple’s third party test labs. The Company hopes to have samples ready for Apple’s test lab in 12 months. At the time we submit the production ready products, we must also submit a product plan of distribution to Apple, Inc. to achieve certification. There is no guarantee that Apple, Inc. will approve our production ready products and plan of distribution. Without this certification, the Company would not have products to market, and the Company may have to cease all operations.

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

The Company has been exploring the use of thin-film technologies for use in the manufacture of its products, including dye-sensitized solar cells (also known as Gratzel cells). Gratzel cells use a molecular dye that absorbs sunlight and converts the photons’ energy into electricity. Historically, a major problem with Gratzel cells has been their use of organic liquid electrolytes that leak and corrode the cells reducing cell life.

In May of 2012, Robert Chang, a professor and researcher at Northwestern University, and Mercouri Kanatzidis, a Northwestern chemistry professor, reported they had developed a thin-film compound which replaces the liquid electrolyte of the Gratzel cell making the cell more stable and durable. The thin-film compound is a solid, not a liquid, so it should not leak or corrode. The new cell’s energy conversion efficiency of 10.2% is the highest reported so far for a solid-state solar cell equipped with a dye sensitizer. The Company has been attempting to contract Professor Chang to discuss his research and explore possible applications regarding the Company’s proposed products.

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

On July 24, 2012, Apple reported it had sold 26 million iPhones during the third quarter for a total of 98.14 million iPhones for the third quarter ending June 30, 2012, and 6.8 million iPods during the third quarter for a total of 29.9 million iPods during the first three quarters of fiscal 2012. According to a CNET report on August 14, 2012 and based on second quarter 2012 reports, Apple is third (behind Samsung and Nokia) in the global mobile phone market – with a 6.9% market share. Apple increased its market share from 4.6% in the same period in 2011 primarily due to sales of the iPhone 4S and expansion into foreign markets. Nokia, Motorola, LG, HTC and BlackBerry maker – Research in Motion – all saw their market share drop year over year for the second quarter, while Apple and Samsung watched their market share rise by 2.3% and 5.3%, respectively. ABI Research estimates the overall mobile phone accessories market at $36 billion for 2012 and is projecting aftermarket mobile phone accessories sales in excess of $50 billion by 2015.

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

The Company was unable to ascertain from this report (or any other source) the U.S. portion of the off-grid charging market for mobile phones. According to the 2011 U.S. Solar Market Insight Report prepared by the Solar Energy Industries Association and GTM Research, the U.S. market’s share of global PV installations rose from 5% to 7% in 2011. The report went on to say, “we forecast U.S. market share to increase steadily over the next five years, ultimately reaching nearly 15% in 2016.”

From these data, WAI has estimated a U. S. market for solar charging solutions for mobile phones and other portable devices in 2013 between $93 million and $206 million. We estimated the low end of the 2013 market size by multiplying the U.S. 2011 market share of PV installations (7%) by the compounded annual growth rate in the U.S. market share of those installations projected by GTM Research (17.98%) for two years (from 2011 to 2013) and multiplied that figure by the GSMA's 2009 estimate of the market size for off-grid charging solutions ($2.3 billion). Finally, we multiplied that result by the growth rate in the off-grid market in 2009 of 23% (discounted to 20% from 2009 to 2010 to account for the lagging economy and further discounted to 15% from 2010 to 2011 to account for the continued lagging economy). We then applied to the resulting number a discount factor of 70% to account for (i) the widespread availability of cheaper and more convenient on-grid charging solutions within the U.S. market and (ii) the fact that there are mobile phones other than Apple products. The 70% discount factor also represents the fact that the Company will be offering solutions for iPods and not just iPhones. We estimated the high end of the 2013 market size by multiplying the number of projected 2012 iPhone and iPod sales times the average selling price of $43.69 of solar charging solutions that we found currently available in the marketplace and multiplied that product by our estimate of U.S. adopters of solar energy charging solutions of 3%. We anticipate that the percentage of U.S. adopters of solar energy charging solutions will be smaller than in other countries with fewer on-grid resources and due to the availability in the U.S. of cheaper and more convenient on-grid solutions. Due to the inherent uncertainties in the published estimates and projections that we have relied on (including inherent uncertainties associated with predicting future events in general), our own assumptions, and the fact that we have extrapolated data from the larger PV installation market to the market for PV battery charging solutions for portable products, there can be no assurance that our estimate of the potential U.S. market for our intended products will prove to be accurate.

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

On September 11, 2012, the Chicago Tribune, published a story about Everpurse. Everpurse produces a lightweight zippered clutch with a dedicated pocket that keeps an iPhone charged at 50% or above for 24 hours under standard usage. The clutch can be carried by itself or slipped into a larger bag. The Everpurse system comes with a charging pad, roughly the length and width of a paperback, that can fully charge the special pocket in roughly six hours. Everpurse is in the process of raising $100,000 via the crowdfunding platform.

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

On July 3, 2012 and September 12, 2012, the Company’s President and controlling shareholder, Steve S. Sinohui, loaned the Company $15,000 and $5,000, respectively. The notes are due on December 31, 2014, unless extended, and bear no interest unless not paid, in which case interest will be charged at a rate of 10% annually.

Need for Additional Financing

WAI intends to be researching the materials, technologies and processes necessary to create its planned products for at least the next nine months. Thereafter, we anticipate it will take an additional three to six months to create working prototypes. Our VP of Product Development estimates it will take $30,000 to $50,000 to create the first prototypes of the PCM and SCU. It will be necessary after nine months for the Company to raise additional financing to fund the development of its first prototypes, to bring the prototypes to production, for sales and marketing, staffing and for general operating expenses.

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

The Company intends to use the next nine months to continue its market research, to model the cost of goods sold by projecting the availability and costs of raw materials and the costs associated with outsourcing manufacturing and third party logistics and to develop a complete sales and marketing plan and associated costs. If we are unable to raise additional funds, our stock would likely become worthless and we may be forced to abandon our business plan. As of the date of this report, we do not have any specific plans for raising additional funds for operations beyond the first nine months.

RESULTS OF OPERATIONS

The Company was not profitable during the year ended March 31, 2012 and has not been profitable during the first six months of fiscal 2013.

Six Month Periods Ended September 30, 2012 and 2011

The Company had no revenues from continuing operations for the six-month period ended September 30, 2012 and no revenues for the same six-month period in 2011.

General and administrative expenses for the six-month period ended September 30, 2012 were $35,730 compared to $9,905 for the same period in 2011. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses, transfer agent fees and accounting costs. The increase in expenses was due primarily to costs associated with the required filings of the Company’s quarterly and annual reports as well as an increase in associated accounting costs.

Because of the foregoing factors, the Company realized a net loss of $16,553 for the three months ended June 30, 2012 as compared to net loss of $3,580 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, the Company had assets consisting of $4,827 cash on hand. Current liabilities consisted of accounts payable of $4,270.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. On July 3, 2012 and September 12, 2012 , the Company’s President ad controlling shareholder, Steve S. Sinohui, loaned the Company $15,000 and $5,000, respectively. The notes are due on December 31, 2014, unless extended and bear no interest unless not paid, in which case interest will be charged at a rate of 10% annually.

WAI intends to be researching the materials, technologies and processes necessary to create its planned products for at least the next nine months. Thereafter, we anticipate it will take an additional three to six months to create working prototypes. Our VP of Product Development estimates it will take $30,000 to $50,000 to create the first prototypes of the PCM and SCU. It will be necessary after 12 months for the Company to raise additional financing to fund the development of its first prototypes, to bring the prototypes to production, for sales and marketing, staffing and for general operating expenses.

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

Evaluation of disclosure and controls and procedures

As of September 30, 2012, the Company's chief executive officer (who is also the chief financial officer) conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective.

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

The Company's principal executive officer assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2012. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and, to the extent applicable, the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer believes that based on his assessment, as of September 30, 2012, the Company's procedures of internal control over financial reporting were effective.

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

                                                                                 WIRELESS ATTACHMENTS, INC.

Date:         November ___, 2012                                By /s/ Steve S. Sinohui

                                                                                Steve S. Sinohui, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steve S. Sinohui	President, Chief Executive Officer, Chief Financial	November ____, 2012
Steve S. Sinohui	Officer and sole Director

