Form 10-Q
period 2012-12-31
Wireless Attachments, Inc.
filed 2013-02-11
CIK 1507181

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The Company had 129,288,000 shares of its $.0001 par value common stock outstanding as of February 11, 2013.

FORM 10-Q

WIRELESS ATTACHMENTS, INC.

ITEM 1. FINANCIAL STATEMENTS.

WIRELESS ATTACHMENTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$2,004	$20,842
Total Current Assets	2,004	20,842

TOTAL ASSETS	$2,004	$20,842

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$370	$4,558
Total Current Liabilities	370	4,558

Long Term Liabilities
Loan from Shareholder	23,500	—
Total Long Term Liabilities	23,500	—

Total Liabilities	23,870	4,558

Stockholders' Equity (Deficit)
Preferred Stock, $0.0001 par value; 250,000,000 shares
authorized; 100,000 shares issued and outstanding at
December 31, 2012 and March 31, 2012, respectively	10	10
Common Stock, $0.0001 par value; 250,000,000 shares
authorized; 129,288,000 shares issued and outstanding
at December 31, 2012 and March 31, 2012, respectively	12,929	12,929
Additional Paid In Capital	27,741	27,741
Deficit Accumulated During the Development Stage	(62,546)	(24,396)
Total Stockholders' Equity (Deficit)	(21,866)	16,284

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT )	$2,004	$20,842

The accompanying notes are an integral part of the consolidated financial statements.

WIRELESS ATTACHMENTS, INC. (A Development State Company) INCOME STATEMENTS (UNAUDITED)

		For the three months ended		For the nine months ended
	From the Period from inception September 22, 2010 to December 31	December 31	December 31	December 31	December 31
	2012	2012	2011	2012	2011
REVENUES
Revenues	$—	$—	$—	$—	$—
EXPENSES
Selling, General and Administrative Expenses	62,567	2,423	2,957	38,153	12,862
Operating expenses	62,567	2,423	2,957	38,153	12,862
LOSS FROM OPERATIONS	(62,567)	(2,423)	(2,957)	(38,153)	(12,862)
OTHER INCOME (EXPENSE)
Interest Earned	21	3	4	3	12
TOTAL OTHER INCOME (EXPENSE)	21	3	4	3	12
NET LOSS BEFORE TAXES	(62,546)	(2,420)	(2,953)	(38,150)	(12,850)
INCOME TAX EXPENSE	—	—	—	—	—
NET LOSS	(62,546)	$(2,420)	$(2,953)	$(38,150)	$(12,850)
NET LOSS PER SHARE - BASIC	$—	$—	$—	$—	$—
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	129,288,000	129,288,000	129,288,000	129,288,000	129,288,000

The accompanying notes are an integral part of the consolidated financial statements.

WIRELESS ATTACHMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	From the Period from Inception Sept. 22, 2010	For the nine months ended
	to December 31, 2012	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(62,546)	$(38,150)	$(12,850)
Adjustments to reconcile net loss to net cash
Increase (Decrease) in Accounts Payable	370	(42,188)	(4,191)
Net Cash Flows from Operating Activities	(62,176)	(42,338)	(17,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Shareholder	23,500	23,500
Issuance of common stock	40,465
Issuance of preferred stock	215	—	—
Net Cash Flows from Financing Activities	64,180	23,500	—

NET INCREASE (DECREASE) IN CASH	2,004	(18,838)	(17,041)
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	—	20,842	39,665
END OF PERIOD	$2,004	$2,004	$22,624

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid for interest	$87	$27	$45
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

WIRELESS ATTACHMENTS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Company limit as of December 31, 2012 and March 31, 2012.

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

NOTE B – STOCKHOLDERS’ EQUITY

As of December 31, 2012, the Company was authorized to issue 250,000,000 shares of common stock and 250,000,000 shares of preferred stock. Of these amounts, 129,288,000 shares of the Company’s $.0001 par value common stock were issued and outstanding and 100,000 shares of the Company’s $.0001 par value preferred shares were issued and outstanding.

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

NOTE D – LICENSE AGREEMENT

On November 5, 2010, the Company was granted non-exclusive rights by Apple, Inc. to market its products specifically for iPod and iPhone devices. With this agreement, the Company will be able to use the iPod and iPhone logo on its product packaging and has agreed to pay royalties of $4.00 per product sold. The Company has submitted its product plan to Apple. Apple approved our product plan and assigned our initial product a product identification number. Apple launched a pilot program called "One Touch" that empowers Apple's authorized test labs to perform all requisite compliance testing. Apple is rolling out One Touch in phases based on accessory functionality. Under the One Touch model, we will submit two production-ready samples to one of Apple’s third party test labs. The Company hopes to have samples ready for Apple’s test lab in 12 months.

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
  our expectation to incur losses for at least the next 18 months we may need to raise additional funds and these funds may not be available to us when we need them in which case we may need to change our business plan, sell or merge our business or face bankruptcy;
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

Currently, the Company is researching the materials, processes and technologies for consideration in the manufacture of its planned PCMs and SCUs. We anticipate being in this phase of our research and development for at least the next six months. After we exit this stage of research and development, we expect it will take an additional three to six months to create working prototypes. We must submit these prototypes to Apple, Inc. for approval and certification. Our license agreement with Apple, Inc. requires certification by Apple, Inc. of the prototypes and then again when we have production ready products. Apple launched a pilot program called "One Touch" that empowers Apple's authorized test labs to perform all requisite compliance testing. Apple is rolling out One Touch in phases based on accessory functionality. Under the One Touch model, we will submit two production-ready samples to one of Apple’s third party test labs. The Company hopes to have samples ready for Apple’s test lab in 12 months. At the time we submit the production ready products, we must also submit a product plan of distribution to Apple, Inc. to achieve certification. There is no guarantee that Apple, Inc. will approve our production ready products and plan of distribution. Without this certification, the Company would not have products to market, and the Company may have to cease all operations.

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

Professor John Badding of Penn State University has been researching a silicon-based optical fiber with solar-cell capabilities that can be scalable to many meters in length. The research opens the door to the possibility of weaving together solar-cell silicon wires to create flexible, curved, or twisted solar fabrics. Professor Badding’s team has built a new optical fiber that is thinner than the width of a human hair and integrates electronic components, bypassing the need to integrate fiber-optics with chips. Professor Badding was quoted on Penn State’s web site in December of 2012 as saying "Long, fiber-based solar cells give us the potential to do something we couldn't really do before: We can take the silicon fibers and weave them together into a fabric with a wide range of applications such as power generation, battery charging, chemical sensing, and biomedical devices." The Company does not have a relationship with Professor Badding, but believes that Professor Badding’s research may influence the Company’s product development.

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

On October 25, 2012, Apple reported it had sold 26.9 million iPhones during the fourth quarter for a total of 125 million iPhones for the fiscal year ending September 29, 2012, and 5.3 million iPods during the third quarter for a total of 35 million iPods for fiscal 2013. Gartner reported on November 14, 2012 and based on third quarter 2012 reports, Apple is third (behind Samsung and Nokia) in the global mobile phone market – with a 5.5% market share. Apple’s market share dropped from 6.9% reported by CNET in August of 2012 and based on second quarter 2012 reports. However, Apple increased its market share from 3.9% in the same period in 2011 primarily due to sales of the iPhone 4S and expansion into foreign markets. Nokia, Motorola, LG, HTC and BlackBerry maker – Research in Motion – all saw their market share drop year over year for the third quarter, while Apple, Samsung, ZTE, Huawei Device and TCL Communication watched their market share rise. ABI Research estimates the overall mobile phone accessories market at $36 billion for 2012 and is projecting aftermarket mobile phone accessories sales in excess of $50 billion by 2015.

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

Colorado State University (“CSU”) received a $15,000 grant from the EPA as part of a competition to design functional, good-looking and affordable solar clothing. Eulanda Sanders and Ajoy Sarkar, associate professors in the Department of Design and Merchandising, along with four students, are currently developing natural-fiber outdoor clothing prototypes that harvest energy while the wearer participates in outdoor activities. In May of 2012, Jaymi Heimbuch of Treehugger quotes the CSU team as saying: “First, the clothing will use the most recent research and technology to make natural fibers such as cotton and linen as outdoor savvy as other petroleum-based textiles which are heralded by outdoor enthusiasts for warmth, UV ray protection, comfort and moisture-wicking. Second, the clothing will provide a solar source of energy for electronic devices, reducing alkaline battery use.” The CSU team is using UV-treated natural fiber fabric, such as cotton or linen, rather than petroleum-based textiles. The researchers have discovered that the right selection of fabric and weave, thickness, weight, dyeing and finishing of natural fabrics provides excellent protection from UV rays. The group has developed prototypes of three jackets, a vest and two helmets –one ski helmet with Blue tooth capabilities and one for possible military use.

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

On July 3, 2012, September 12, 2012 and November 13, 2012, the Company’s President and controlling shareholder, Steve S. Sinohui, loaned the Company $15,000, $5,000 and $3,500, respectively. The notes are due on December 31, 2014, unless extended, and bear no interest unless not paid, in which case interest will be charged at a rate of 10% annually.

Need for Additional Financing

WAI intends to be researching the materials, technologies and processes necessary to create its planned products for at least the next six months. Thereafter, we anticipate it will take an additional three to six months to create working prototypes. Our VP of Product Development estimates it will take $30,000 to $50,000 to create the first prototypes of the PCM and SCU. It will be necessary after six months for the Company to raise additional financing to fund the development of its first prototypes, to bring the prototypes to production, for sales and marketing, staffing and for general operating expenses.

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

The Company intends to use the next six months to continue its market research, to model the cost of goods sold by projecting the availability and costs of raw materials and the costs associated with outsourcing manufacturing and third party logistics and to develop a complete sales and marketing plan and associated costs. If we are unable to raise additional funds, our stock would likely become worthless and we may be forced to abandon our business plan. As of the date of this report, we do not have any specific plans for raising additional funds for operations beyond the first six months.

RESULTS OF OPERATIONS

The Company was not profitable during the year ended March 31, 2012 and has not been profitable during the first nine months of fiscal 2013.

Three Month Periods Ended December 31, 2012 and 2011

The Company had no revenues from continuing operations for the three-month period ended December 31, 2012 and no revenues for the same three-month period in 2011.

General and administrative expenses for the three-month period ended December 31, 2012 were $2,423 compared to $2,957 for the same period in 2011. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses, transfer agent fees and accounting costs.

Because of the foregoing factors, the Company realized a net loss of $2,420 for the three months ended December 31, 2012 as compared to net loss of $2,953 for the same period in 2011.

Nine Month Periods Ended December 31, 2012 and 2011

The Company had no revenues from continuing operations for the nine-month period ended December 31, 2012 and no revenues for the same nine-month period in 2011.

General and administrative expenses for the nine-month period ended December 31, 2012 were $38,153 compared to $12,862 for the same period in 2011. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses, transfer agent fees and accounting costs. The increase in expenses was due primarily to costs associated with the required filings of the Company’s quarterly and annual reports as well as an increase in associated accounting costs.

Because of the foregoing factors, the Company realized a net loss of $38,150 for the nine months ended December 31, 2012 as compared to net loss of $12,850 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, the Company had assets consisting of $2,004 cash on hand. Current liabilities consisted of accounts payable of $370.

The Company believes that current and anticipated future cash requirements for the next three months cannot be met with the cash on hand and from revenue from current customers. On July 3, 2012, September 12, 2012 and November 13, 2012 the Company’s President and controlling shareholder, Steve S. Sinohui, loaned the Company $15,000, $5,000 and $3,500, respectively. The notes are due on December 31, 2014, unless extended and bear no interest unless not paid, in which case interest will be charged at a rate of 10% annually.

WAI intends to be researching the materials, technologies and processes necessary to create its planned products for at least the next six months. Thereafter, we anticipate it will take an additional three to six months to create working prototypes. Our VP of Product Development, Craig Lassen, estimates it will take $30,000 to $50,000 to create the first prototypes of the PCM and SCU. It will be necessary after six months for the Company to raise additional financing to fund the development of its first prototypes, to bring the prototypes to production, for sales and marketing, staffing and for general operating expenses.

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

Evaluation of disclosure and controls and procedures

As of December 31, 2012, the Company's chief executive officer (who is also the chief financial officer) conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective.

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

The Company's principal executive officer assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and, to the extent applicable, the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer believes that based on his assessment, as of December 31, 2012, the Company's procedures of internal control over financial reporting were effective.

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

                                                                                 WIRELESS ATTACHMENTS, INC.

Date:         February 11, 2013                                By /s/ Steve S. Sinohui

                                                                                            Steve S. Sinohui, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steve S. Sinohui	President, Chief Executive Officer, Chief Financial	February 11, 2013
Steve S. Sinohui	Officer and sole Director

