Form 10-K
period 2013-03-31
Wireless Attachments, Inc.
filed 2013-06-24
CIK 1507181

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Yes ☐    No ☒

The aggregate market value of the 9,288,000 shares of voting Common Stock held by non-affiliates of issuer as of September 30, 2012 is $0.00. Currently, there is an unpriced quotation for the Company’s common stock on the OTC Bulletin Board.

As of June 24, 2013, the Company had 129,288,000 shares its $.0001 par value common stock outstanding.

FORM 10-K
WIRELESS ATTACHMENTS, INC.

INDEX

			Page
PART I.
		Note Regarding Forward Looking Statements	1
	Item 1.	Business	1
	Item 1A.	Risk Factors	6
	Item 1B.	Unresolved Staff Comments	9
	Item 2.	Properties	9
	Item 3.	Legal Proceedings	9
	Item 4.	Submission of Matters to a Vote of Security Holders	9
PART II.
	Item 5.	Market for Common Equity, Related Stockholder Matters and	10
		Issuer Purchases of Equity Securities
	Item 6.	Selected Financial Data	11
	Item 7.	Management’s Discussion and Analysis of Financial	11
		Condition and Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	12
	Item 8.	Financial Statements and Supplementary Data	12
	Item 9.	Changes in and Disagreements with Accountants on	12
		Accounting and Financial Disclosures
	Item 9A.	Controls and Procedures	13
	Item 9B.	Other Information	14
PART III.
	Item 10.	Directors, Executive Officers, Promoters and Control	14
		Persons; Compliance with Section 16(a) of the Exchange Act
	Item 11.	Executive Compensation	16
	Item 12.	Security Ownership of Certain Beneficial Owners	16
		and Management
	Item 13.	Certain Relationships, Related Transactions and Director Independence	17
	Item 14.	Principal Accountant Fees and Services	18
PART IV.
	Item 15.	Exhibits, Financial Statement Schedules	18
		Financial Statements	F-1 to F-8
		Signatures	21
		Exhibits
		Certifications

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

Since September 22, 2010, WAI has been in the research and development phase. We expect to be in the research and development phase for at least another 12 months. We intend to develop solar cloth membranes and solar charging units for outdoor active wear that convert sunlight into electrical power and that can be used for charging and operating mobile devices such as the iPhone and iPod.

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

Product Development

The Company intends to develop and market two types of products: (1) Photovoltaic Cloth Membranes (“PCMs”) that will work in conjunction with (2) Solar Charging Units (“SCUs”), which we also intend to develop. We have been in the concept stage of development since September of 2010. We have been researching and assessing materials, devices and technologies that we can incorporate into our planned products. Since we started this phase of research and development, several events in the solar market have extended the timing of our research and development activities.

While Photovoltaic (“PV”) installations grew 76% in 2012 over 2011 with an estimated market value of $11.5 billion (according to a report released in January of 2013 by GTM Research and the Solar Energy Industries Association), installed prices for PV systems fell 27% during 2012 and HIS predicts that the price of solar modules will keep falling. Because of the falling prices of PV systems, solar PV suppliers saw annual revenues drop resulting in a shakeout as weaker companies fell out of the market. With the market tightening, but still growing fast, suppliers are under pressure to reduce their own costs through technology innovation, manufacturing innovation, waste reduction or other measures.

The industry has been showing signs of consolidation by way of numerous bankruptcies and the absorption of assets by larger companies. The Company expects this trend to continue as the prices of solar modules keep falling and PV suppliers see their revenues drop. As less-competitive companies drop out of the market, fewer players are involved and the Company has found that research and development of technologies that we could implement into our planned products is stalled or still at the academic level. However, we do believe that, because prices will continue to drop, companies in this industry will need to become more competitive through technology innovation and increased efficiencies.

The Company has been exploring the use of thin-film technologies for use in the manufacture of its products, including dye-sensitized solar cells (also known as Gratzel cells). Gratzel cells use a molecular dye that absorbs sunlight and converts the photons’ energy into electricity. Historically, a major problem with Gratzel cells has been their use of organic liquid electrolytes that leak and corrode the cells reducing cell life. We have been conducting this phase of our research and development in-house. We have been seeking partnerships with other companies or academics that are working on similar technologies.

In May of 2012, Robert Chang, a professor and researcher at Northwestern University, and Mercouri Kanatzidis, a Northwestern chemistry professor, reported they had developed a thin-film compound which replaces the liquid electrolyte of the Gratzel cell making the cell more stable and durable. The thin-film compound is a solid, not a liquid, so it should not leak or corrode. The new cell’s energy conversion efficiency of 10.2% is the highest reported so far for a solid-state solar cell equipped with a dye sensitizer. The Company has been attempting to contact Professor Chang to discuss his research and explore possible applications regarding the Company’s proposed products.

In December of 2012, Professor John Badding of Penn State University posted his findings in the online edition of Advanced Materials regarding his research into developing a silicon-based optical fiber with solar-cell capabilities that can be scalable to many meters in length. The research opens the door to the possibility of weaving together solar-cell silicon wires to create flexible, curved or twisted solar fabrics. Professor Badding’s team has built a new optical fiber that is thinner than the width of a human hair and integrates electronic components, bypassing the need to integrate fiber-optics with chips. Professor Badding was quoted on Penn State’s web site as saying, "long, fiber-based solar cells give us the potential to do something we couldn't really do before: we can take the silicon fibers and weave them together into a fabric with a wide range of applications such as power generation, battery charging, chemical sensing and biomedical devices." Professor Badding notes, “the military especially is interested in designing wearable power sources for soldiers in the field.” Currently, the Company is in the process of trying to obtain more information regarding this technology to ascertain if Professor Badding’s silicon fibers would be a good fit for its planned products.

The Industrial Technology Center of Fukui Prefecture and Kyoto-based solar cell manufacturer, Sphelar Power Corporation, have developed spherical solar cells that can be woven into cloth and connected to a battery through conductive wires to provide a source of light and heat. Each solar cell, with a diameter of 1.2 millimeters, has an electrical output of 0.2 milliwatt during daytime on a clear day. Because the cloth is thin and flexible, it is expected to be used as material for curtains and other commercial goods. Sphelar Power intends to continue the development in cooperation with the Industrial Technology Center of Fukui Prefecture and local companies so that they will be able to ship samples in one year. Craig Lassen, our VP of Product Development has been trying to get a personal introduction to the development people at Sphelar Power.

At this time, we have not formed any relationships with any companies or academicians. Once we have identified the technologies and materials we intend to incorporate into our planned products, we plan to engage outside developers to assist in their development. Our current thoughts on how to develop our products may change during the development process and the technologies, devices and materials we may expect to use in the development of our proposed products may change accordingly.

We anticipate being in this phase of our research and development for at least another 12 months. After we exit this stage of research and development, we expect it will take an additional three to six months to create working prototypes. We must submit these prototypes to Apple for approval and certification. Our license agreement with Apple requires certification by Apple of the prototypes and then again when we have production ready products. Apple's authorized test labs perform all requisite compliance testing. The Company will need to submit two production-ready samples to one of Apple’s approved third party test labs. The Company hopes to have samples ready for a test lab in 15 months. At the time we submit the production ready products, we must also submit a plan of distribution to Apple to achieve certification. There is no guarantee that Apple will approve our production ready products and plan of distribution. Without this certification, the Company would not have products to market, and the Company may have to cease all operations.

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

Ryan Levinson, Founder of SunFunder (a crowdfunding platform connecting investors to high-impact solar projects in off-grid communities), believes the off-grid solar market will be driven by cell phones. In his December 2012 article Five Reasons Why the Off-Grid Solar Market Will Be Driven by Cell Phones, he asserts “there are 600 million people with cell phones that have no access to electricity.” His article explains “to charge cell phones, people often have to walk hours to charging stations where they can plug their phone into a car battery.” Mr. Levinson points out that a new trend is emerging in the off-grid solar market wherein small-scale entrepreneurs are buying solar cell phone charging units and creating businesses around charging other people’s cell phones. Charging cell phones is emerging as the number one reason people with no electricity want solar energy.

Mr. Levinson cites new payment options are also driving the growth of the off-grid solar market. “For years solar businesses in off-grid communities have sought consumer financing solutions to help make solar energy more affordable for their customers. Solar businesses have tried to implement direct financing programs through micro-loans, leases and consignment, but one of the biggest challenges has always been how to get repaid by people living in remote unelectrified areas. Now, due to the recent growth of mobile money systems, particularly in East Africa, new direct financing approaches, such as “Pay As You Go” are emerging that allow people to pay their solar energy payments with their cell phones.” The Company believes that this growth in the off-grid solar market will have a small impact upon the Company’s business primarily due to the fact that the potential of alternative charging solutions also has the attention of telecom companies who operate in off-grid areas. Mobile phones provide commercial and social opportunities, and when off-grid subscribers are given the opportunity to increase their usage, they do so. Telecom giant Digicel distributed 350,000 solar handset chargers throughout Papau New Guinea, Vanautu, Haiti and a few other markets. They tracked the mobile phone usage of subscribers before and after acquiring a solar charger, and the difference was an average revenue per user increase of 13% - 15%.

The Company could not find any data or research reports that specifically addressed the market for solar powered chargers for the Apple iPod and iPhone. However, by examining other data and research materials from a broader range of solar product markets, we have tried to estimate the U.S. market for solar powered chargers for the Company’s proposed target market, as described below.

For the fiscal year ending September 30, 2012, Apple sold 125 million iPhones and 35 million iPods. On January 23, 2013, Apple reported it had sold 47.8 million iPhones during the first quarter of fiscal 2013 compared to 37 million during the same period of fiscal 2012. Apple sold 12.7 million iPods during the first quarter compared to 15.4 million during the same period of fiscal 2012. Strategy Analytics reported, based on first quarter 2013 numbers, Apple is third (behind Samsung and Nokia) in the global mobile phone market – with a 10% market share. Apple increased its market share from 9.3% in the same period in 2012. Nokia and ZTE saw their market share drop year over year for the first quarter, while Apple, Samsung and LG watched their market share rise. ABI Research estimated the overall mobile phone accessories market at $36 billion for 2012 and is projecting aftermarket mobile phone accessories sales in excess of $50 billion by 2015.

Batteries and solar chargers are used primarily in the off-grid solar markets, but also in on-grid markets, where the customer requires power during periods that the electricity grid is unavailable. In the U.S, these markets would include rural areas and for leisure applications (motor homes, sailboats, vacation homes, hunting cabins, mountain lodges).

The Company was unable to ascertain from this report (or any other source) the U.S. portion of the off-grid charging market for mobile phones. According to a 2013 report by SolarCellCentral, the U.S. will account for 4.3% of the aggregate worldwide PV installations market in 2013 and the U.S. market share of these installations is expected to grow between 15% and 25% by 2013. The U.S. solar industry grew from $8.6 billion in 2011 to $11.5 billion in 2012. Transparency Market Research reports “grid-connected solar PV's dominated the grid type market, accounting for 98.03% of the overall installed capacity in 2011.”

From these data, WAI has estimated a U. S. market for solar charging solutions for mobile phones and other portable devices in 2013 between $29 million and $248 million. We estimated the low end of the 2013 market size by multiplying the U.S. 2012 market share of PV installations ($11.5 billion) by the expected average growth rate in the U.S. market share of those installations (20%) and multiplied that figure by the projected 2013 percentage of off-grid solutions (3%). We then applied to the resulting number a discount factor of 70% to account for (i) the widespread availability of cheaper and more convenient on-grid charging solutions within the U.S. market and (ii) the fact that there are mobile phones other than Apple products. We estimated the high end of the 2013 market size by multiplying the number of projected 2013 iPhone and iPod sales times the average selling price of $43.69 of solar charging solutions that we found currently available in the marketplace and multiplied that product by our estimate of U.S. adopters of solar energy charging solutions of 3%. We anticipate that the percentage of U.S. adopters of solar energy charging solutions will be smaller than in other countries with fewer on-grid resources and due to the availability in the U.S. of cheaper and more convenient on-grid solutions. Due to the inherent uncertainties in the published estimates and projections that we have relied on (including inherent uncertainties associated with predicting future events in general), our own assumptions and the fact that we have extrapolated data from the larger PV installation market to the market for PV battery charging solutions for portable products, there can be no assurance that our estimate of the potential U.S. market for our intended products will prove to be accurate.

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

Competition

In general, the accessory market for iPhones and iPods is highly competitive. We will be competing with those companies that develop solar chargers and power accessories for Apple’s products, such as Solawerks (a subsidiary of DoMark International) and Kudo. More specifically, we believe we will be competing with those companies developing photovoltaic materials, like Solarmer Energy, Inc., that are licensed or sold to OEM’s.

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

In May of 2012, Colorado State University (“CSU”) received a $15,000 grant from the Environmental Protection Agency as part of a competition to design functional, good-looking and affordable solar clothing. Eulanda Sanders and Ajoy Sarkar, associate professors in the Department of Design and Merchandising, along with four students, are currently developing natural-fiber outdoor clothing prototypes that harvest energy while the wearer participates in outdoor activities. Jaymi Heimbuch of Treehugger quotes the CSU team as saying: “First, the clothing will use the most recent research and technology to make natural fibers such as cotton and linen as outdoor savvy as other petroleum-based textiles which are heralded by outdoor enthusiasts for warmth, UV ray protection, comfort and moisture-wicking. Second, the clothing will provide a solar source of energy for electronic devices, reducing alkaline battery use.” The CSU team is using UV-treated natural fiber fabric, such as cotton or linen, rather than petroleum-based textiles. The researchers have discovered that the right selection of fabric and weave, thickness, weight, dyeing and finishing of natural fabrics provides excellent protection from UV rays. The group has developed prototypes of three jackets, a vest and two helmets –one ski helmet with Blue tooth capabilities and one for possible military use.

On June 6, 2012, Ascent Solar Technology, Inc., headquartered in Thornton, Colorado, launched a charger for the Apple iPhone 4/4S smart phone. Branded under Ascent’s new EnerPlexTM line of consumer products, the charger incorporates the company’s solar cells into a protective iPhone 4/4S case, along with a thin battery. On June 19, 2012, Ascent announced that it had received an order for 50,000 of is solar-powered chargers and cases.

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

Recent Developments

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

Need for Additional Financing

WAI intends to be researching the materials, technologies and processes necessary to create its planned products for at least another 12 months. During this time, the Company will rely upon loans from its major shareholder and President, Steve S. Sinohui to fund research and development. Thereafter, we anticipate it will take an additional three to six months to create working prototypes. Our VP of Product Development estimates it will take $30,000 to $50,000 to create the first prototypes of the PCM and SCU. It will be necessary for the Company to raise additional financing to fund the development of its first prototypes, to bring the prototypes to production, for sales and marketing, staffing and for general operating expenses.

At this time, we are unsure of how much funding we will need once we complete research and development, because we are unsure of the technologies we will employ to have our planned products manufactured. However, management estimates that we will require additional funding between $100,000 and $250,000 to fund the development of our first prototypes, to bring the prototypes to production, for sales and marketing, staffing and for general operating expenses. If we are unable to raise additional funds, our stock would likely become worthless and we may be forced to abandon our business plan. As of the date of this report, we do not have any specific plans for raising additional funds for operations beyond the next 12 months.

Item 1A. Risk Factors

The Company’s business is subject to many risks, including the following:

Development Stage Business; No Assurance of Profitability.

The Company was incorporated in the State of Colorado on September 22, 2010, and has had no operations to date. Currently, the Company is researching processes, materials and technologies for use in the manufacture of its planned products. We expect to be in this phase of research and development for at least another 12 months. Thereafter, we expect it will take another three to six months to create our first working prototypes. It is our intention to develop photovoltaic cloth membranes (“PCMs”) and solar charging units (“SCUs”) that convert sunlight into electrical power and that can be used for charging and operating mobile devices such as the iPhone and iPod. The success of the Company's proposed business will depend to a great extent on its ability to develop and market multiple sizes and types of PCMs that can be used to provide a charging current for SCUs as well as its ability to outsource manufacturing, warehousing and distribution to firms with the expertise and the experience to provide efficient, reliable services. Unless the Company successfully commences its business operations described herein, current and future investors may lose all or a substantial portion of their investment in the Company. The Company faces all risks that are associated with any new business, such as under-capitalization, cash flow problems and personnel, financial and other resource limitations as well as special risks associated with its proposed operations. The Company faces intense competition from other companies that have greater resources, both financial and otherwise, than the Company does. There is no assurance that the Company will be successful in implementing its business plan described herein, generating significant revenue or becoming profitable.

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

Need for Additional Financing.

The Company intends to be researching processes, materials and technologies for use in its planned products for at least the next 12 months. Currently, the Company is relying upon loans from its major shareholder and President, Steve S. Sinohui, to fund this phase of research and development. We have not generated revenues to date and do not anticipate revenues while in this phase of research and development. Once we have completed researching processes, materials and technologies, the Company does anticipate the need for additional funding to create working prototypes, to gain certification and acceptance from Apple of its prototypes, to create production ready products, for manufacturing, for sales and marketing, staffing and for general operating expenses. At this time, we are unsure of just how much funding we will need once we complete research and development. Management believes we will need to raise additional funding between $100,000 and $250,000 to bring our planned products to market. The Company intends to use the next 12 months to continue its market research, to model cost of goods sold by projecting the availability and costs of raw materials and the costs associated with outsourcing manufacturing and third party logistics and to develop a complete sales and marketing plan and associated costs. If we are unable to raise the additional funds, the value of our securities, if any, would likely become worthless and we may be forced to abandon our business plan. As of the date of this report, we do not have any specific plans for raising additional funds for operations.

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

Our success will be dependent upon the decision making of our director and executive officers. These individuals intend to commit up to 20 hours per month to our business, but this commitment is no assurance of success. The loss of these individuals, particularly Steve S. Sinohui, our President, Chief Executive Officer and sole Director, could have a material adverse impact on our operations and may cause us to go out of business. Both of our officers are also involved with other businesses. Messrs. Sinohui and Lassen work in other businesses that compete for their time with our business. These other arrangements could create conflict of interest with respect to allocating time to our operations. An investor could lose his entire investment. We have no written employment agreements with either of our officers, including Mr. Sinohui. We have not obtained key man life insurance on the lives of either of our officers.

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

Dependence on License Agreement with Apple, Inc.

The Company's operations are materially dependent on the terms and conditions of the License Agreement with Apple, Inc. On November 5, 2010, Apple granted the Company a license to design, develop, manufacture and sell accessories that are made for Apple’s iPod and iPhone. The License Agreement permits the Company to use and exploit certain proprietary property and technology owned or controlled by Apple, including the Apple iPhone and iPod brand names, trade dress and trademarks. In the event that the Company is unable to comply with the terms and conditions of the License Agreement in the future, we would not be able to produce or sell our products in accordance with our business plan. The License Agreement also provides that Apple may approve or disapprove, in its sole discretion, of any products that the Company submits to Apple for its review prior to beginning commercial production of those products.

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

Item 4. Submission of Matters to a Vote of Security Holders

On April 24, 2012, the Board of Directors of the Company recommended to the shareholders that it would be in the best interests of the Company to forward split the Company’s common stock, par value $0.0001, on a 60 for 1 basis. There were no changes in the par value of the stock.

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

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      a.       Market Information. In May of 2012, Glendale Securities, Inc. (“Glendale”) submitted Form 211 Application on behalf of the Company to the Financial Industry Regulatory Authority (“FINRA”). On June 14, 2012, FINRA granted Glendale’s request for an unpriced quotation on the OTC Bulletin Board and in OTC Link. If Glendale decides to enter a priced quotation in our common stock, Glendale must supplement its filing with the Form 211 reflecting the basis and factors for Glendale’s priced quotation three days before the priced entry appears in a quotation medium. The Company’s stock trades under the symbol of “WRSS.”. The Company’s common stock did trade on August 13, 2012 at a price of $.10. Although we have a listing on the OTC Bulletin Board, there is no assurance that an active, liquid market for our common stock will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in the Company.

      Below is the market information pertaining to the high and low bid and ask quotations of our common stock for each quarter since our common stock has been quoted on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2013	LOW	HIGH
Fourth Quarter	N/A	N/A
Third Quarter	N/A	N/A
Second Quarter	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling the Company’s Common Stock.

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

Results of Operations

The Company was not profitable during the fiscal year ended March 31, 2013 and has not operated profitably during any period since inception.

Fiscal 2013 Compared with Fiscal 2012.

The Company had no revenues for the fiscal years ended March 31, 2013 and March 31, 2012.

General and administrative expenses for the fiscal year ended March 31, 2013 were $39,696 compared to general and administrative expenses for the fiscal year ended March 31, 2012 of $18,397. Expenses consisted of general corporate administration, web hosting, consulting fees, legal and professional expenses and accounting and auditing costs. Higher expenses for the fiscal year ended March 31, 2013 were primarily due to increased legal expenses and transfer agent fees.

Because of the foregoing factors, the Company realized a net loss of $39,693 for the fiscal year ended March 31, 2013 as compared to net loss of $18,381 for the fiscal year ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2013, the Company had current assets consisting of $841 cash on hand compared to cash on hand of $20,842 at March 31, 2012. Current liabilities on March 31, 2013 consisted of accounts payable of $750. Current liabilities on March 31, 2012 consisted of accounts payable of $4,558. Financing activities provided $23,500 for the year ended March 31, 2013 and consisted entirely of loans from the Company’s President and controlling shareholder, Steve S. Sinohui.

WAI intends to be researching the materials, technologies and processes necessary to create its planned products for at least another 12 months. We do not have sufficient cash to operate our business at the current level for the next 12 months. The Company will need to borrow additional funds to complete researching the materials, technologies and processes necessary to create its planned products. Thereafter, we anticipate it will take an additional three to six months to create working prototypes. Our VP of Product Development estimates it will take $30,000 to $50,000 to create the first prototypes of the PCM and SCU. It will be necessary after 12 months for the Company to raise additional financing to fund the development of its first prototypes, to bring the prototypes to production, for sales and marketing, staffing and for general operating expenses.

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

Item 8. Financial Statements and Supplementary Data

Financial statements for the fiscal years ended March 31, 2013 and 2012 are presented in a separate section of this report following Section 14, which are incorporated in this Item 8 by reference.

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

Evaluation of disclosure and controls and procedures

As of March 31, 2013, the Company's chief executive officer (who is also the chief financial officer) conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures as defined in Rule or 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective.

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

The Company's principal executive officer assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2013. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and, to the extent applicable, the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer believes that based on his assessment, as of March 31, 2013, the Company's procedures of internal control over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The director and officers of the Company are as follows:

Name	Age	Position
Steve S. Sinohui	64	President, CEO, CFO, Treasurer and Director
Craig Lassen	55	VP of Product Development

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

Conflicts of Interest

Messrs. Sinohui and Lassen are associated with other firms involved in a range of business activities, none of which are in the general business area of the Company. Consequently, there are potential conflicts for their services in acting as officer and/or director of the Company. Messrs. Sinohui and Lassen plan to spend approximately 20 hours per month on the business and affairs of the Company.

Messrs. Sinohui and Lassen in the future may become shareholders, officers or directors of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to Messrs. Sinohui and Lassen acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of Messrs. Sinohui and Lassen in the performance of their duties or otherwise. The Company does not have a right of first refusal pertaining to opportunities that come to Messrs. Sinohui’s and Lassen’s attention insofar as such opportunities may relate to the Company’s proposed business operations.

Messrs. Sinohui and Lassen are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and to the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of their fiduciary duties to the Company. If both WAI and the companies in which Messrs. Sinohui and Lassen are affiliated with desire to take advantage of an opportunity, then Messrs. Sinohui and Lassen would abstain from negotiating and voting upon the opportunity. However, Messrs. Sinohui and Lassen, or other entities with which they are affiliated, may take advantage of the business opportunities if we decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to conflicts or similar transactions.

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

On April 5, 2012 the Company’s S-1 Registration Statement was declared Effective by the SEC. The Company filed its S-1 Registration Statement on behalf of some of our shareholders (the "Selling Security Holders"), who originally purchased their shares pursuant to a private offering started on November 18, 2010 and closed on March 15, 2011, to register 9,288,000 of its common shares, par value $0.0001, for resale. In May of 2012, Glendale Securities, Inc. (“Glendale”) submitted Form 211 Application on behalf of the Company to the Financial Industry Regulatory Authority (“FINRA”). On June 14, 2012, FINRA granted Glendale’s request for an unpriced quotation on the OTC Bulletin Board and in OTC Link. If Glendale decides to enter a priced quotation in our common stock, Glendale must supplement its filing with the Form 211 reflecting the basis and factors for Glendale’s priced quotation three days before the priced entry appears in a quotation medium. The Company’s stock trades under the symbol of “WRSS.”. The Company’s common stock did trade on August 13, 2012 at a price of $.10. Although we have a listing on the OTC Bulletin Board, there is no assurance that an active, liquid market for our common stock will develop.

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

Date Billed	Action	Fee

March 31, 2011	2011 Audit	$5,000.00
July 31, 2011	Review of S-1 Registration Statement	$550.00
September 30, 2011	Review of Amendment to S-1 Registration Statement	$750.00
November 30, 2011	Update consent; Review and respond to Comment Letter re S-1 Registration Statement	$156.50
January 31, 2012	Update interim financial statements for Amendment to S-1 Registration Statement	$982.25
March 31, 2012	Update review of financial statements for Amendment to S-1 Registration Statement	$843.91
March 31, 2012	Audit Fees associated with 2012 fiscal year	$2,732.07
April 30, 2012	Review S-1 Registration Statement for Stock Split, issue consent	$126.39
June 30, 2012	Audit Fees	$267.93
August 31, 2012	Review of June 30, 2012 10-Q	$750.00
October 31, 2012	Review of September 30, 2012 10-Q	$750.00
March 31, 2013	Review of December 31, 2012 10-Q	$750.00
b.	Audit Related Fees. None
c.	Tax Fees. The Company was not billed in the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, tax planning or any other services. The Company prepared and filed its own tax returns.
d.	Other Fees. The Company has incurred accounting fees associated with its S-1 Registration Statement.

The services described above were approved by our Board of Directors.

Item 15, Exhibits Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial statements – the financial statements listed below are included in this report:
A.	Report of registered public accounting firm – Comiskey and Company, Professional Corporation.
B.	Balance Sheets as of March 31, 2013 and 2012.
C.	Statements of operations for the years ended March 31, 2013 and 2012 and for the period from inception (September, 22, 2010) to March 31, 2013.
D.	Statements of cash flows for the years ended March 31, 2013 and 2012 and for the period from inception (September 22, 2010) to March 31, 2013.
E.	Statements of stockholders’ equity for the period from inception (September 22, 2010) to March 31, 2013.
F.	Notes to audited financial statements.

2.	Financial Statement schedules. The following financial statement schedules are included as required by Item 15(b) of this report.

None.

3.	Exhibits. The following are filed herewith or incorporated herein by reference.

3.1	Articles of Incorporation (1)

3.2	Bylaws(1)

3.3	Amendment to Articles of Incorporation(1)

23.1	Consent of Comiskey & Company, P.C.

10.2	Contract license agreement between Wireless Attachments, Inc. and Apple, Inc. (1)

31	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________________

(1)   Incorporated by reference to similar exhibits filed with the 1st Amendment to S-1 Registration Statement on October 7, 2011.

FORM 10-K
WIRELESS ATTACHMENTS, INC.
INDEX TO FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements Of Stockholders’ Equity (Deficit)	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 to F-8

Comiskey & Company Professional Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Wireless Attachments, Inc.
Denver, Colorado

We have audited the accompanying balance sheets of Wireless Attachments, Inc (a development stage company). as of March 31, 2013 and 2012 and the related statements of operations, stockholders' equity and cash flows for each of the years ended March 31, 2013, 2012 and for the period from inception (September 22, 2010) to March 31, 2013. Wireless Attachments, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wireless Attachments, Inc. (a development stage company) as of March 31, 2013 and 2012, and the results of its operations, changes in stockholders' equity and cash flows for each of the years ended March 31, 2013, 2012 and for the period from inception, September 22, 2010, to March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has recurring losses, has negative working capital and has a total stockholders' deficit, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado
June 18, 2013

Comiskey & Company
PROFESSIONAL CORPORATION

Certified Public Accountants & Consultants

7900 East Union Ave • Suite 150 • Denver, CO 80237
(303) 830-2255 • Fax (303) 830-0876 • info@comiskey.com • www.comiskey.com

F-1

Wireless Attachments, Inc.

BALANCE SHEET

March 31, 2013 and 2012

(A Development Stage Company)

	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$841	$20,842
Total Current Assets	$841	$20,842
LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$750	$4,558
Total Current Liabilities	750	4,558
Long Term Liabilities
Note Payable Shareholder	23,500	—
Stockholders' Deficit
Preferred Stock, $.0001 par value, 250,000,000
shares authorized; 100,000 shares issued
and outstanding	10	10
Common Stock; $.0001 par value, 250,000,000
shares authorized; 129,288,000 shares issued
and outstanding	12,929	12,929
Additional Paid In Capital	27,741	27,741
Deficit Accumulated During Development Stage	(64,089)	(24,396)
Total Equity	(23,409)	16,284
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$841	$20,842

The accompanying notes are an integral part of the consolidated financial statements.

F-2

Wireless Attachments, Inc.

STATEMENT OF OPERATIONS

For the years ended March 31, 2013 and 2012

And for the period from inception (September 22, 2010) to March 31, 2013

(A Development Stage Company)

	Since Inception	2013	2012
Revenues
Total Revenues	-	-	-
Operating Expenses
Selling, General and Administrative Expenses	64,110	39,696	18,397
Total Operating Expense	64,110	39,696	18,397
Loss from Operations	(64,110)	(39,696)	(18,397)
Other Income (Expense)
Interest Income	21	3	16
Total Other Income (Expense)	21	3	16
Net Loss	$(64,089)	$(39,693)	$(18,381)
Basic - Weighted average number of
shares outstanding	129,288,000	129,288,000	129,288,000

The accompanying notes are an integral part of the consolidated financial statements.

F-3

Wireless Attachments, Inc.

STATEMENT OF CASH FLOWS

For the years ended March 31, 2013 and 2012

And for the period from inception (September 22, 2010) to March 31, 2013

(A Development Stage Company)

	Since Inception	2013	2012
OPERATING ACTIVITIES
Net Loss	$(64,089)	$(39,693)	$(18,381)
Adjustments to reconcile net cash
flows from operating activities
Increase (decrease) in accounts payable	$750	$(3,808)	$(442)
Net cash flows from operating activities	$(63,339)	$(43,501)	$(18,823)
CASH FLOWS FROM INVESTING ACTIVITIES
	$—	$—	$—
Net cash flows from investing activities	$—	$—	$—
CASH FLOWS FROM FINANCING ACTIVITIES
Net Borrowings from Shareholder	$23,500	$23,500	$—
Issuance of Preferred Stock	$215	$—	$—
Issuance of Common Stock	$40,465	$—	$—
Net cash flows from financing activities	$64,180	$23,500	$—
NET DECREASE IN CASH AND CASH EQUIVALENTS	$841	$(20,001)	$(18,823)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$—	$20,842	$39,665
CASH AND CASH EQUIVALENTS, END OF PERIOD	$841	$841	$20,842

The accompanying notes are an integral part of the consolidated financial statements

F-4

Wireless Attachments, Inc.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the period from inception (September 22, 2010) to March 31, 2013

(A Development Stage Company)

	Series A Preferred Stock		Common Stock
	Number		Number		Additional	Accumulated
	of Shares	Amount	of Shares	Amount	Paid-In Capital	Deficit	Totals

Balances as of
September 22, 2010	—	$—	—	$—	$—	$—	$—

Stock Issued	100,000	10	129,288,000	12,929	27,741		40,680

Net Loss	—	—	—	—	—	(6,015)	(6,015)

Balances as of
March 31, 2011	100,000	10	129,288,000	12,929	27,741	(6,015)	34,665

Net Loss	—	—	—	—	—	(18,381)	(18,381)

Balances as of
March 31, 2012	100,000	10	129,288,000	12,929	27,741	(24,396)	16,284

Net Loss	—	—	—	—	—	(39,693)	(39,693)

Balances as of
March 31, 2013	100,000	$10	129,288,000	$12,929	$27,741	$(64,089)	$(23,409)

The accompanying notes are an integral part of the consolidated financial statements.

F-5

Wireless Attachments, Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2013 and 2012

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

The Company plans to develop solar cloth membranes for outdoor active wear that covert sunlight into electrical power and that can be used for charging and/or operating mobile devices such as the iPod and the iPhone.

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

F-6

2.	Stockholders’ Equity

As of March 31, 2013, the Company was authorized to issue 250,000,000 shares of common stock and 250,000,000 shares of preferred stock. Of these amounts, 129,288,000 shares of the Company’s $.0001 par value common stock were issued and outstanding and 100,000 shares of the Company’s $.0001 preferred shares were issued and outstanding.

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

During the year ended March 31, 2013, the majority shareholder loaned the Company a total of $23,500, payable December 31, 2014 to fund operating expenses. No interest accrues on the outstanding obligation until maturity. Any payments not made at maturity will bear interest at a rate of 10% per year. The effect of imputed interest on this obligation is considered immaterial to the financial statements. The loans are unsecured and contain no stated conversion privileges. Also, the shareholder has agreed to provide funding for the Company’s activity for fiscal year 2014.

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

5.	Income Tax

We account for income taxes using the asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

The Company has federal net operating loss carryforwards of approximately $64,090 expiring in various years through 2030. The tax benefit of these net operating losses has been offset by a full allowance for realization.

Income tax expense (benefit) consists of the following for the fiscal years ended March 31:

	2013	2012
Current taxes	$—	$—
Deferred taxes	(5,954)	(902)
Less: valuation allowance	5,954	902
Net income tax provision (benefit)	$—	$—

F-7

Income Tax (continued)

Our effective tax rate differs from the high statutory rate for the fiscal years ended March 31, due to the following (expressed as a percentage of pre-tax income):

	2013	2012
Federal taxes at statutory rate	15.00%	15.00%
State taxes, net of federal tax benefit	3.50%	3.50%
Valuation allowance	-18.50%	-18.50%
Effective income tax rate for continuing operations	0.00%	0.00%

 As of March 31, the components of these temporary differences and the deferred tax asset were as follows:

	2013	2012
Current taxes	$—	$—
Deferred taxes	(9,615)	(3,659)
Less: valuation allowance	9,615	3,659
Net income tax provision (benefit)	$—	$—

F-8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS ATTACHMENTS, INC.

By /s/ Steve S. Sinohui
Steve S. Sinohui, President

Date: June 24, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steve S. Sinohui	President, Chief Executive Officer, Chief Financial	June 24, 2013
Steve S. Sinohui	Officer and Sole Director

21