Form 10-Q
period 2013-06-30
Wireless Attachments, Inc.
filed 2013-08-14
CIK 1507181

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The Company had 129,288,000 shares of its $.0001 par value common stock outstanding as of August 14, 2013.

FORM 10-Q

WIRELESS ATTACHMENTS, INC.

INDEX

			Page
PART I.		FINANCIAL INFORMATION
	Item 1.	Financial Statements (unaudited)	3

		Balance Sheets, June 30, 2013 (unaudited) and March 31, 2013 (audited)	3

		Unaudited Statements of Operations for the three months ended June 30, 2013 and 2012 and for the period from inception (September 22, 2010) to June 30, 2013	4

		Unaudited Statements of Cash Flows for the three months ended June 30, 2013 and 2012 and for the period from inception (September 22, 2010) to June 30, 2013	5

		Notes to Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	15

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	15

	Item 1A.	Risk Factors	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities	15

	Item 4.	Submission of Matters to a Vote of Security Holders	15

	Item 5.	Other Information	15

	Item 6.	Exhibits	16

		Signatures	17

ITEM 1. FINANCIAL STATEMENTS.

WIRELESS ATTACHMENTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$685	$841
Total Current Assets	685	841

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$5,647	$750
Total Current Liabilities	5,647	750

Long Term Liabilities
Notes Payable Shareholder	24,500	23,500
Total Long Term Liabilities	24,500	23,500
Total Liabilities	30,147	24,250

Stockholders' Equity (Deficit)
Preferred Stock, $0.0001 par value; 250,000,000 shares
authorized; 100,000 shares issued and outstanding	10	10
Common Stock, $0.0001 par value; 250,000,000 shares
authorized; 129,288,000 shares issued and outstanding	12,929	12,929
Additional Paid In Capital	27,741	27,741
(Deficit) Accumulated During the Development Stage	(70,142)	(64,089)
Total Stockholders' Equity (Deficit)	(29,462)	(23,409)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT )	$685	$841

The accompanying notes are an integral part of the financial statements.

WIRELESS ATTACHMENTS, INC. (A Development State Company) STATEMENTS OF OPERATIONS (UNAUDITED)

		For the three months ended
	For the Period from inception September 22, 2010 to June 30	June 30	June 30
	2013	2013	2012
REVENUES
Revenues	$—	$—	$—

EXPENSES
Selling, General and Administrative Expenses	70,163	6,053	16,555
Operating expenses	70,163	6,053	16,555

(LOSS) FROM OPERATIONS	(70,163)	(6,053)	(16,555)

OTHER INCOME (EXPENSE)
Interest Earned	21	—	3

TOTAL OTHER INCOME (EXPENSE)	21	—	3

NET LOSS BEFORE TAXES	(70,142)	(6,053)	(16,552)

INCOME TAX EXPENSE	—	—	—

NET (LOSS)	(70,142)	$(6,053)	$(16,552)

NET (LOSS) PER SHARE - BASIC AND DILUTED	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	129,288,000	129,288,000	129,288,000

*Less than $.01

The accompanying notes are an integral part of the financial statements.

WIRELESS ATTACHMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Period from Inception Sept. 22, 2010	For the three months ended June 30
	to June 30, 2013	2013	2012
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net (loss)	$(70,142)	$(6,053)	$(16,553)
Adjustments to reconcile net (loss) to net cash
Increase (Decrease) in Accounts Payable	5,647	4,897	(328)
Net Cash Flows (Used) by Operating Activities	(64,495)	(1,156)	(16,881)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Issuance of common stock	40,465	—	—
Issuance of preferred stock	215	—	—
Notes Payable Shareholder	24,500	1,000	—
Net Cash Flows Provided by Financing Activities	65,180	1,000	—

NET INCREASE (DECREASE) IN CASH	685	(156)	(16,881)
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	—	841	20,842
END OF PERIOD	$685	$685	$3,961

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid for interest	$87	$—	$27
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of the financial statements.

WIRELESS ATTACHMENTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

Wireless Attachments, Inc. has prepared the accompanying financial statements without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at March 31, 2013 included in the Annual Report on Form 10-K as filed with the SEC. The results of operations for the periods presented are not necessarily indicative of the results we expect for the full year.

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

Fiscal Year

The Company has selected a March 31 fiscal year end.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from these estimates.

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

NOTE B – STOCKHOLDERS’ EQUITY

As of June 30, 2013, the Company was authorized to issue 250,000,000 shares of common stock and 250,000,000 shares of preferred stock. Of these amounts, 129,288,000 shares of the Company’s $.0001 par value common stock were issued and outstanding and 100,000 shares of the Company’s $.0001 par value preferred shares were issued and outstanding.

The Series A preferred shares are not convertible to common stock, have no voting rights, do not carry any current or accumulated dividend and, in the event of liquidation, have first and superior rights over all other classes of equity securities issued and outstanding by the Company.

NOTE C- RELATED PARTY TRANSACTIONS

The President and CEO owns 120,000,000 shares of the Company’s $.0001 par value common stock that are issued and outstanding and all of the 100,000 shares of the preferred stock that are issued and outstanding.

As of June 30, 2013, the majority shareholder loaned the Company a total of $24,500, payable December 31, 2014, to fund operating expenses. No interest accrues on the outstanding obligation until maturity. Any payments not made at maturity will bear interest at a rate of 10% per year. The effect of imputed interest on this obligation is considered immaterial to the financial statements. The loans are unsecured and contain no stated conversion privileges. Also, the shareholder has agreed to provide funding for the Company’s activity for fiscal year 2014.

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

NOTE D – LICENSE AGREEMENT

On November 5, 2010, the Company was granted non-exclusive rights by Apple, Inc. to market its products specifically for iPod and iPhone devices. With this agreement, the Company will be able to use the iPod and iPhone logo on its product packaging and has agreed to pay royalties of $4.00 per product sold. The initial term of the agreement was two years and automatically renews for successive one-year terms.

NOTE E– UNCERTAIN TAX POSITIONS

The Company adopted the provisions of ASC Topic 740, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At June 30, 2013, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits during 2012. In many cases, the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

The following describes the open tax years, by major tax jurisdiction, as of June 30, 2013.

United States (a)	2011– Present

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

The Company has federal net operating loss carryforwards of approximately $70,142 expiring in various years through 2031. The tax benefit of these net operating losses has been offset by a full allowance for realization.

Income tax expense (benefit) consists of the following for the fiscal years ended June 30:

	2013	2012
Current taxes	$ —	$ —
Deferred taxes	(908)	(2,483)
Less: valuation allowance	908	2,483
Net income tax provision (benefit)	$—	$—

NOTE F – INCOME TAXES (continued)

Our effective tax rate differs from the high statutory rate for the periods ended June 30, due to the following (expressed as a percentage of pre-tax income):

	2013	2012
Federal taxes at statutory rate	15.00%	15.00%
State taxes, net of federal tax benefit	3.50%	3.50%
Valuation allowance	-18.50%	-18.50%
Effective income tax rate for continuing operations	0.00%	0.00%

As of June 30, the components of these temporary differences and the deferred tax asset were as follows:

	2013	2012
Current taxes	$ —	$ —
Deferred taxes	(10,521)	(6,142)
Less: valuation allowance	10,521	6,142
Net income tax provision (benefit)	$—	$—

NOTE G – SUBSEQUENT EVENTS

On July 8, 2013, the Company’s President and controlling shareholder, Steve S. Sinohui, loaned the Company $6,000. The note is due on December 31, 2014, unless extended and bears no interest unless not paid, in which case interest will be charged at a rate of 10% annually

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since September 22, 2010, WAI has been in the research and development phase. We expect to be in the research and development phase for at least the next nine months. We intend to develop solar cloth membranes and solar charging units for outdoor active wear that convert sunlight into electrical power and that can be used for charging and operating mobile devices such as the iPhone and iPod.

On November 5, 2010, Apple, Inc. granted the Company a non-exclusive license to design, develop, manufacture and sell accessories that are made for Apple’s iPod and iPhone. Our operations are materially dependent on our license agreement with Apple, Inc. and Apple, Inc. may approve or disapprove any proposed product for any reason and may terminate the license for any or no reason upon 60 days notice. The initial term of the agreement was two years and automatically renews for successive one-year terms.

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

We anticipate being in this phase of our research and development for at least another nine months. After we exit this stage of research and development, we expect it will take an additional three to six months to create working prototypes. We must submit these prototypes to Apple for approval and certification. Our license agreement with Apple requires certification by Apple of the prototypes and then again when we have production ready products. Apple's authorized test labs perform all requisite compliance testing. The Company will need to submit two production-ready samples to one of Apple’s approved third party test labs. The Company hopes to have samples ready for a test lab in 12 to 15 months. At the time we submit the production ready products, we must also submit a plan of distribution to Apple to achieve certification. There is no guarantee that Apple will approve our production ready products and plan of distribution. Without this certification, the Company would not have products to market, and the Company may have to cease all operations.

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

According to an April 2013 market research report published by ReportLinker, the global solar PV installation is expected to reach 60.05 GW in 2018, growing at a CAGR of 10.7% from 2012 to 2018.

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

On April 23, 2013, Apple reported it had sold 37.4 million iPhones during the second quarter ended March 30, 2013 compared to 35.1 million for the quarter ended March 30, 2012. iPhone unit sales totaled 85.2 million for the first six months of fiscal 2013. Apple sold 5.6 million iPods during the first quarter compared to 7.6 million during the same period of fiscal 2012. Strategy Analytics reported, based on first quarter 2013 numbers, Apple is third (behind Samsung and Nokia) in the global mobile phone market – with a 10% market share. Apple increased its market share from 9.3% in the same period in 2012. Nokia and ZTE saw their market share drop year over year for the first quarter, while Apple, Samsung and LG watched their market share rise. ABI Research is projecting aftermarket mobile phone accessories sales in excess of $50 billion by 2015, an annual compound growth rate of 11.4%.

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

From these data, WAI has estimated a U. S. market for solar charging solutions for mobile phones and other portable devices in 2013 between $29 million and $245 million. We estimated the low end of the 2013 market size by multiplying the U.S. 2012 market share of PV installations ($11.5 billion) by the expected average growth rate in the U.S. market share of those installations (20%) and multiplied that figure by the projected 2013 percentage of off-grid solutions (3%). We then applied to the resulting number a discount factor of 70% to account for (i) the widespread availability of cheaper and more convenient on-grid charging solutions within the U.S. market and (ii) the fact that there are mobile phones other than Apple products. We estimated the high end of the 2013 market size by multiplying the number of projected 2013 iPhone and iPod sales times the average selling price of $43.69 of solar charging solutions that we found currently available in the marketplace and multiplied that product by our estimate of U.S. adopters of solar energy charging solutions of 3%. We anticipate that the percentage of U.S. adopters of solar energy charging solutions will be smaller than in other countries with fewer on-grid resources and due to the availability in the U.S. of cheaper and more convenient on-grid solutions. Due to the inherent uncertainties in the published estimates and projections that we have relied on (including inherent uncertainties associated with predicting future events in general), our own assumptions and the fact that we have extrapolated data from the larger PV installation market to the market for PV battery charging solutions for portable products, there can be no assurance that our estimate of the potential U.S. market for our intended products will prove to be accurate.

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

As of August 12, 2013, the Company’s President and controlling shareholder, Steve S. Sinohui, had loaned the Company an aggregate of $30,500. The notes are due on December 31, 2014, unless extended, and bear no interest unless not paid, in which case interest will be charged at a rate of 10% annually.

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
July 3, 2012	$15,000	December 31, 2014
September 12, 2012	$5,000	December 31, 2014
November 13, 2012	$3,500	December 31, 2014
June 11, 2013	$1,000	December 31, 2014
July 8, 2013	$6,000	December 31, 2014

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

At this time, we are unsure of how much funding we will need once we complete research and development, because we are unsure of the technologies we will employ to have our planned products manufactured. However, management estimates that we will require additional funding between $100,000 and $250,000 to fund the development of our first prototypes, to bring the prototypes to production, for sales and marketing, staffing and for general operating expenses. If we are unable to raise additional funds, our stock would likely become worthless and we may be forced to abandon our business plan. As of the date of this report, we do not have any specific plans for raising additional funds for operations beyond the next nine months.

RESULTS OF OPERATIONS

The Company was not profitable during the year ended March 31, 2013 and has not been profitable during the first three months of fiscal 2014.

Three Month Periods Ended June 30, 2013 and 2012

The Company had no revenues from continuing operations for the three-month period ended June 30, 2013 and no revenues for the same three-month period in 2012.

General and administrative expenses for the three-month period ended June 30, 2013 were $6,053 compared to $16,555 for the same period in 2012. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs. The decrease in expenses was due primarily to costs associated with fees paid to our transfer agent.

Because of the foregoing factors, the Company realized a net loss of $6,053 for the three months ended June 30, 2013 as compared to net loss of $16,552 for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, the Company had assets consisting of $685 cash on hand. Current liabilities consisted of accounts payable of $5,647.

WAI intends to be researching the materials, technologies and processes necessary to create its planned products for at least another nine months. We do not have sufficient cash to operate our business at the current level for the next nine months. The Company will need to borrow additional funds to complete researching the materials, technologies and processes necessary to create its planned products. Thereafter, we anticipate it will take an additional three to six months to create working prototypes. Our VP of Product Development estimates it will take $30,000 to $50,000 to create the first prototypes of the PCM and SCU. It will be necessary after nine months for the Company to raise additional financing to fund the development of its first prototypes, to bring the prototypes to production, for sales and marketing, staffing and for general operating expenses.

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

To grow our business, we will need additional capital. Additional capital may be raised through additional private financings as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when we need them, we may be required to curtail our operations. No assurance can be given that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability as a going concern.

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

Evaluation of disclosure and controls and procedures

As of June 30, 2013, the Company's chief executive officer (who is also the chief financial officer) conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

                                                                                 WIRELESS ATTACHMENTS, INC.

Date:         August 14, 2013                                By /s/ Steve S. Sinohui

                                                                                Steve S. Sinohui, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steve S. Sinohui	President, Chief Executive Officer, Chief Financial	August 14, 2013
Steve S. Sinohui	Officer and sole Director

