Form 10-Q
period 2013-09-30
Wireless Attachments, Inc.
filed 2013-11-13
CIK 1507181

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The Company had 129,288,000 shares of its $.0001 par value common stock outstanding as of November 13, 2013.

FORM 10-Q

WIRELESS ATTACHMENTS, INC.

INDEX

			Page
PART I.		FINANCIAL INFORMATION
	Item 1.	Financial Statements (unaudited)	3

		Balance Sheets, September 30, 2013 (unaudited) and March 31, 2013 (audited)	3

		Unaudited Statements of Operations for the three and six months ended September 30, 2013 and 2012 and for the period from inception (September 22, 2010) to September 30, 2013	4

		Unaudited Statements of Cash Flows for the six months ended September 30, 2013 and 2012 and for the period from inception (September 22, 2010) to September 30, 2013	5

		Notes to Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4.	Controls and Procedures	16

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	16

	Item 1A.	Risk Factors	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 3.	Defaults Upon Senior Securities	16

	Item 4.	Submission of Matters to a Vote of Security Holders	16

	Item 5.	Other Information	16

	Item 6.	Exhibits	17

		Signatures	18

ITEM 1. FINANCIAL STATEMENTS.

Wireless Attachments, Inc.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,589	$841
Total Current Assets	$1,589	$841
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$—	$750
Total Current Liabilities	—	750
Long Term Liabilities
Notes Payable Shareholder	33,000	23,500
Total Long Term Liabilities	33,000	23,500
Total Liabilities	33,000	24,250
Commitments and Contingencies
Stockholders' Equity (Deficit)
Preferred Stock, $.0001 par value, 250,000,000
shares authorized; 100,000 shares issued
and outstanding	10	10
Common Stock; $.0001 par value, 250,000,000
shares authorized; 129,288,000 shares issued
and outstanding	12,929	12,929
Additional Paid In Capital	27,741	27,741
(Deficit) Accumulated During Development Stage	(72,091)	(64,089)
Total Stockholders' Equity (Deficit)	(31,411)	(23,409)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,589	$841

The accompanying notes are an integral part of the financial statements.

WIRELESS ATTACHMENTS, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Period from Inception September 22, 2010 to	For the six months ended		For the three months ended
	September 30	September 30	September 30	September 30	September 30
	2013	2013	2012	2013	2012
REVENUES

Revenues	$—	$—	$—	$—	$—

EXPENSES
Selling, General and Administrative Expenses	72,112	8,001	35,730	1,948	19,174
Operating expenses	72,112	8,001	35,730	1,948	19,174

(LOSS) FROM OPERATIONS	(72,112)	(8,001)	(35,730)	(1,948)	(19,174)

OTHER INCOME (EXPENSE)
Interest Earned	21	—	3	—	—

TOTAL OTHER INCOME (EXPENSE)	21	—	3	—	—

NET (LOSS) BEFORE TAXES	(72,091)	(8,001)	(35,727)	(1,948)	(19,174)

INCOME TAX EXPENSE	—	—	—	—	—

NET( LOSS)	(72,091)	$(8,001)	$(35,727)	$(1,948)	$(19,174)

NET (LOSS) PER SHARE - BASIC AND DILUTED	$— *	$— *	$— *	$— *	$—

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	129,288,000	129,288,000	129,288,000	129,288,000	129,288,000

*Less than $.01

The accompanying notes are an integral part of the financial statements.

WIRELESS ATTACHMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Period from Inception September 22, 2010 to	For the six months ended
	September 30	September 30	September 30
	2013	2013	2012
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net (loss)	$(72,091)	$(8,001)	$(35,727)
Adjustments to reconcile net (loss) to net cash
Increase (Decrease) in Accounts Payable	$—	$(750)	$(288)
Net Cash Flows (Used) by Operating Activities	$(72,091)	$(8,751)	$(36,015)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Issuance of common stock	$40,465	$—	$—
Issuance of preferred stock	$215	$—	$—
Notes Payable Shareholder	$33,000	$9,500	$20,000
Net Cash Provided by Financing Activities	$73,680	$9,500	$20,000

NET INCREASE (DECREASE) IN CASH	$1,589	$749	$(16,015)
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	$—	$840	$20,842
END OF PERIOD	$1,589	$1,589	$4,827

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid for interest	$87	$—	$27
Cash paid for income taxes	$—	$—	$—

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

NOTE B – STOCKHOLDERS’ EQUITY

As of September 30, 2013, the Company was authorized to issue 250,000,000 shares of common stock and 250,000,000 shares of preferred stock. Of these amounts, 129,288,000 shares of the Company’s $.0001 par value common stock were issued and outstanding and 100,000 shares of the Company’s $.0001 par value preferred shares were issued and outstanding.

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

As of September 30, 2013, the majority shareholder loaned the Company a total of $33,000, payable December 31, 2014, to fund operating expenses. No interest accrues on the outstanding obligation until maturity. Any payments not made at maturity will bear interest at a rate of 10% per year. The effect of imputed interest on this obligation is considered immaterial to the financial statements. The loans are unsecured and contain no stated conversion privileges. Also, the shareholder has agreed to provide funding for the Company’s activity for fiscal year 2014.

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

NOTE E– UNCERTAIN TAX POSITIONS

The Company adopted the provisions of ASC Topic 740, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At September 30, 2013, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

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

The following describes the open tax years, by major tax jurisdiction, as of September 30, 2013.

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

The Company has federal net operating loss carryforwards of approximately $72,091 expiring in various years through 2031. The tax benefit of these net operating losses has been offset by a full allowance for realization.

Income tax expense (benefit) consists of the following for the six months ended September 30:

	2013	2012
Current taxes	$ —	$ —
Deferred taxes	(1,200)	(5,359)
Less: valuation allowance	1,200	5,359
Net income tax provision (benefit)	$—	$—

 Our effective tax rate differs from the high statutory rate for the periods ended September 30, due to the following (expressed as a percentage of pre-tax income):

	2013	2012
Federal taxes at statutory rate	15.00%	15.00%
State taxes, net of federal tax benefit	3.50%	3.50%
Valuation allowance	-18.50%	-18.50%
Effective income tax rate for continuing operations	0.00%	0.00%

 As of September 30, the components of these temporary differences and the deferred tax asset were as follows:

	2013	2012
Current taxes	$ —	$ —
Deferred taxes	(10,815)	(9,018)
Less: valuation allowance	10,815	9,018
Net income tax provision (benefit)	$—	$—

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

Since September 22, 2010, WAI has been in the research and development phase. We expect to be in the research and development phase for at least the next six months. We intend to develop solar cloth membranes and solar charging units for outdoor active wear that convert sunlight into electrical power and that can be used for charging and operating mobile devices such as the iPhone and iPod.

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

The industry has been showing signs of consolidation by way of numerous bankruptcies and the absorption of assets by larger companies. The Company expects this trend to continue as the prices of solar modules keep falling and PV suppliers see their revenues drop. As less-competitive companies drop out of the market, fewer players are involved and the Company has found that research and development of technologies that we could implement into our planned products is stalled or still at the academic level. However, we do believe that, because prices will continue to drop and demand will continue to grow, (Solarbuzz Quarterly reports that “during Q3’13, end-market demand from the global solar PV industry reached a new Q3 record of 9GW. This record demand is up 6% Q/Q and 20% Y/Y,”), companies in this industry will need to become more competitive through technology innovation and increased efficiencies.

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

We anticipate being in this phase of our research and development for at least another six months. After we exit this stage of research and development, we expect it will take an additional three to six months to create working prototypes. We must submit these prototypes to Apple for approval and certification. Our license agreement with Apple requires certification by Apple of the prototypes and then again when we have production ready products. Apple's authorized test labs perform all requisite compliance testing. The Company will need to submit two production-ready samples to one of Apple’s approved third party test labs. The Company hopes to have samples ready for a test lab in nine to 12 months. At the time we submit the production ready products, we must also submit a plan of distribution to Apple to achieve certification. There is no guarantee that Apple will approve our production ready products and plan of distribution. Without this certification, the Company would not have products to market, and the Company may have to cease all operations.

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

Solarbuzz Quarterly is projecting that end-market solar PV system revenues will reach $65-75 billion in 2013. This compares to $68 billion in 2012 and $92 billion in 2011 when module and system prices were 20-50% higher than today. During the fourth quarter of 2013, solar PV demand is forecast to grow to 10-12 GW, with half of the characteristic year-end surge in demand coming from China and the US.

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

On July 23, 2013, Apple reported it had sold 31.2 million iPhones during the third quarter ended June 29, 2013 compared to 26 million for the quarter ended June 29, 2012. iPhone unit sales totaled 116.4 million for the first nine months of fiscal 2013. Apple sold 4.6 million iPods during the third quarter compared to 6.75 million during the same period of fiscal 2012. iPod unit sales totaled 22.88 million for the first nine months of fiscal 2013. According to IDC, Samsung was the top mobile handset vendor in the world with 26.2% of the global market, up from 23.9% in the same quarter last year. While Nokia held the number two spot, its handset shipments dropped 27% to 61.1 million units. Apple holds firm in the third spot with 7.2% of the mobile handset market in the second quarter of calendar 2013, up from 6.4% market share in the same period of 2012.

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

As of November 13, 2013, the Company’s President and controlling shareholder, Steve S. Sinohui, had loaned the Company an aggregate of $33,000. The notes are due on December 31, 2014, unless extended, and bear no interest unless not paid, in which case interest will be charged at a rate of 10% annually.

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
July 3, 2012	$15,000	December 31, 2014
September 12, 2012	$5,000	December 31, 2014
November 13, 2012	$3,500	December 31, 2014
June 11, 2013	$1,000	December 31, 2014
July 8, 2013	$6,000	December 31, 2014
August 31, 2013	$2,500	December 31, 2014

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

RESULTS OF OPERATIONS

The Company was not profitable during the year ended March 31, 2013 and has not been profitable during the first six months of fiscal 2014.

Six Month Periods Ended September 30, 2013 and 2012

The Company had no revenues from continuing operations for the six-month period ended September 30, 2013 and no revenues for the same six-month period in 2012.

General and administrative expenses for the six-month period ended September 30, 2013 were $8,001 compared to $35,730 for the same period in 2012. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs. The decrease in expenses was due primarily to costs associated with fees paid to our transfer agent and our attorneys, as well as the consulting and registration fees.

Because of the foregoing factors, the Company realized a net loss of $8,001 for the six months ended September 30, 2013 as compared to net loss of $35,727 for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, the Company had assets consisting of $1,589 cash on hand.

WAI intends to be researching the materials, technologies and processes necessary to create its planned products for at least another six months. We do not have sufficient cash to operate our business at the current level for the next six months. The Company will need to borrow additional funds to complete researching the materials, technologies and processes necessary to create its planned products. Thereafter, we anticipate it will take an additional three to six months to create working prototypes. Our VP of Product Development estimates it will take $30,000 to $50,000 to create the first prototypes of the PCM and SCU. It will be necessary after six months for the Company to raise additional financing to fund the development of its first prototypes, to bring the prototypes to production, for sales and marketing, staffing and for general operating expenses.

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

Evaluation of disclosure and controls and procedures

As of September 30, 2013, the Company's chief executive officer (who is also the chief financial officer) conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

                                                                            WIRELESS ATTACHMENTS, INC.

Date:         November 13, 2013                                By /s/ Steve S. Sinohui

                                                                                Steve S. Sinohui, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steve S. Sinohui	President, Chief Executive Officer, Chief Financial	November 13, 2013
Steve S. Sinohui	Officer and sole Director

