Form 10-K/A
period 2013-03-31
Wireless Attachments, Inc.
filed 2014-01-07
CIK 1507181

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A

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

Date: January 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steve S. Sinohui	President, Chief Executive Officer, Chief Financial	January 7, 2014
Steve S. Sinohui	Officer and Sole Director

21