Form 10-Q/A
period 2013-06-30
Wireless Attachments, Inc.
filed 2014-01-07
CIK 1507181

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

                                                                                 WIRELESS ATTACHMENTS, INC.

Date:         January 7, 2014                                By /s/ Steve S. Sinohui

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

