Form 10-Q
period 2013-12-31
Wireless Attachments, Inc.
filed 2014-02-06
CIK 1507181

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The Company had 129,288,000 shares of its $.0001 par value common stock outstanding as of February 6, 2014.

FORM 10-Q

WIRELESS ATTACHMENTS, INC.

INDEX

			Page
PART I.		FINANCIAL INFORMATION
	Item 1.	Financial Statements (unaudited)	3

		Balance Sheets, December 31, 2013 (unaudited) and March 31, 2013 (audited)	3

		Unaudited Statements of Operations for the three and nine months ended December 31, 2013 and 2012 and for the period from inception (September 22, 2010) to December 31, 2013	4

		Unaudited Statements of Cash Flows for the nine months ended December 31, 2013 and 2012 and for the period from inception (September 22, 2010) to December 31, 2013	5

		Notes to Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4.	Controls and Procedures	16

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	16

	Item 1A.	Risk Factors	16

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 3.	Defaults Upon Senior Securities	16

	Item 4.	Submission of Matters to a Vote of Security Holders	16

	Item 5.	Other Information	16

	Item 6.	Exhibits	17

		Signatures	18

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended December 31, 2013 immediately follow.

WIRELESS ATTACHMENTS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31	March 31,
	2013	2013
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,452	$841
Total Current Assets	1,452	841

TOTAL ASSETS	$1,452	$841

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$—	$750
Loan from Shareholder	35,000	23,500
Total Current Liabilities	35,000	24,250

Total Liabilities	35,000	24,250

Stockholders' Equity (Deficit)
Preferred Stock, $0.0001 par value; 250,000,000 shares
authorized; 100,000 shares issued and outstanding	10	10
Common Stock, $0.0001 par value; 250,000,000 shares
authorized; 129,288,000 shares issued and outstanding	12,929	12,929
Additional Paid In Capital	27,741	27,741
(Deficit) Accumulated During the Development Stage	(74,228)	(64,089)
Total Stockholders' Equity (Deficit)	(33,548)	(23,409)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,452	$841

The accompanying notes are an integral part of the financial statements.

WIRELESS ATTACHMENTS, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Period from Inception September 22, 2010 to	For the nine months ended		For the three months ended
	December 31	December 31	December 31	December 31	December 31
	2013	2013	2012	2013	2012
REVENUES

Revenues	$—	$—	$—	$—	$ —

EXPENSES
Selling, General and Administrative Expenses	74,249	10,139	38,153	2,138	2,423
Operating expenses	74,249	10,139	38,153	2,138	2,423

(LOSS) FROM OPERATIONS	(74,249)	(10,139)	(38,153)	(2,138)	(2,423)

OTHER INCOME (EXPENSE)
Interest Earned	21	—	3	—	—

TOTAL OTHER INCOME (EXPENSE)	21	—	3	—	—

NET (LOSS) BEFORE TAXES	(74,228)	(10,139)	(38,150)	(2,138)	(2,423)

INCOME TAX EXPENSE	—	—	—	—	—

NET( LOSS)	(74,228)	$(10,139)	$(38,150)	$(2,138)	$(2,423)

NET (LOSS) PER SHARE - BASIC AND DILUTED	$— *	$— *	$— *	$— *	$—

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	129,288,000	129,288,000	129,288,000	129,288,000	129,288,000

*Less than $.01

The accompanying notes are an integral part of the financial statements.

WIRELESS ATTACHMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Period from Inception September 22, 2010 to	For the nine months ended
	December 31	December 31	December 31
	2013	2013	2012

CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net (loss)	(74,228)	$(10,139)	$(38,150)
Adjustments to reconcile net (loss) to net cash
Increase (Decrease) in Accounts Payable	—	(750)	(4,188)
Net Cash Flows (Used by) Operating Activities	(74,228)	(10,889)	(42,338)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Loan from Shareholder	35,000	11,500	23,500
Issuance of common stock	40,465
Issuance of preferred stock	215	—	—
Net Cash Flows Provided by Financing Activities	75,680	11,500	23,500

NET INCREASE (DECREASE) IN CASH	1,452	611	(18,838)
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	—	841	20,842
END OF PERIOD	$1,452	$1,452	$2,004

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid for interest	$87	$—	$27
Cash paid for income taxes	$—	$—	$—

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

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized

.

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

NOTE B – STOCKHOLDERS’ EQUITY

As of December 31, 2013, the Company was authorized to issue 250,000,000 shares of common stock and 250,000,000 shares of preferred stock. Of these amounts, 129,288,000 shares of the Company’s $.0001 par value common stock were issued and outstanding and 100,000 shares of the Company’s $.0001 par value preferred shares were issued and outstanding.

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

As of December 31, 2013, the majority shareholder loaned the Company a total of $35,000, payable December 31, 2014, to fund operating expenses. No interest accrues on the outstanding obligation until maturity. Any payments not made at maturity will bear interest at a rate of 10% per year. The effect of imputed interest on this obligation is considered immaterial to the financial statements. The loans are unsecured and contain no stated conversion privileges. Also, the shareholder has agreed to provide funding for the Company’s activity for fiscal year 2014.

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

NOTE E– UNCERTAIN TAX POSITIONS

The Company adopted the provisions of ASC Topic 740, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At December 31, 2013, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

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

The following describes the open tax years, by major tax jurisdiction, as of December 31, 2013.

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

The Company has federal net operating loss carryforwards of approximately $74,229 expiring in various years through 2031. The tax benefit of these net operating losses has been offset by a full allowance for realization.

Income tax expense (benefit) consists of the following for the nine months ended December 31:

	2013	2012
Current taxes	$ —	$ —
Deferred taxes	(1,521)	(5,723)
Less: valuation allowance	1,521	5,723
Net income tax provision (benefit)	$—	$—

 Our effective tax rate differs from the high statutory rate for the periods ended December 31, due to the following (expressed as a percentage of pre-tax income):

	2013	2012
Federal taxes at statutory rate	15.00%	15.00%
State taxes, net of federal tax benefit	3.50%	3.50%
Valuation allowance	-18.50%	-18.50%
Effective income tax rate for continuing operations	0.00%	0.00%

 As of December 31, the components of these temporary differences and the deferred tax asset were as follows:

	2013	2012
Current taxes	$ —	$ —
Deferred taxes	(11,134)	(9,381)
Less: valuation allowance	11,134	9,381
Net income tax provision (benefit)	$—	$—

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

Since September 22, 2010, WAI has been in the research and development phase. We expect to be in the research and development phase for at least the next three months. We intend to develop solar cloth membranes and solar charging units for outdoor active wear that convert sunlight into electrical power and that can be used for charging and operating mobile devices such as the iPhone and iPod.

On November 5, 2010, Apple, Inc. granted the Company a non-exclusive license to design, develop, manufacture and sell accessories that are made for Apple’s iPod and iPhone. Our operations are materially dependent on our license agreement with Apple, Inc. and Apple, Inc. may approve or disapprove any proposed product for any reason and may terminate the license for any or no reason upon 60 days notice. The initial term of the agreement was two years and automatically renews for successive one-year terms

Product Development

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

In 2013, the industry showed signs of consolidation by way of numerous bankruptcies and the absorption of assets by larger companies. As less-competitive companies dropped out of the market, fewer players were involved and the Company found that research and development of technologies that we could implement into our planned products stalled or were still at the academic level. Because of these events, the Company’s research and development efforts slowed.

After two years of a downturn, the global solar industry is on the rebound,” said Ash Sharma, senior research director for solar at IHS. “Worldwide PV installations are set to rise by double digits in 2014, solar manufacturing capital spending is recovering, module prices are stabilizing and emerging markets are on the rise.” PV manufacturers are gaining interest in running operations in emerging markets which will result in the development of innovative technologies. Because of these facts, the Company believes that technological development will ramp up and the Company will be able to solidify its research and development efforts.

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

The Company has once again revised its time line with regard to research and development. Currently, Management believes it will need another six months of research and development before it begins development of prototypes.

We expect it will take an additional three to six months to create working prototypes. We must submit these prototypes to Apple for approval and certification. Our license agreement with Apple requires certification by Apple of the prototypes and then again when we have production ready products. Apple's authorized test labs perform all requisite compliance testing. The Company will need to submit two production-ready samples to one of Apple’s approved third party test labs. The Company hopes to have samples ready for a test lab in six to nine months. At the time we submit the production ready products, we must also submit a plan of distribution to Apple to achieve certification. There is no guarantee that Apple will approve our production ready products and plan of distribution. Without this certification, the Company would not have products to market, and the Company may have to cease all operations.

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

Mercom Capital Group, a global clean energy communications and consulting firm, projects that about 43 GW of new solar PV capacity will be installed globally in 2014. That will mean another record year for solar PV, and approximately 15% growth compared to the 2013 market. Market research firm, HIS, comes to essentially the same conclusion. It projects that the 2014 global solar PV market will be somewhere between 40 GW and 45 GW. Mercom projects that the U.S. will install about 6 GW of solar PV power capacity in 2014. GBI Research projects that thin-film solar models will see strong growth in market share again (following steep drops in conventional solar module prices related to massive oversupply and Chinese manufacturing).

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

On January 27, 2014, Apple reported to investors it had sold 51 million iPhones during the first quarter ended December 28, 2013, compared to 47.8 million for the same period ending December 28, 2012. iPhone unit sales totaled 150.2 million for fiscal 2013. Apple sold 4.6 million iPods during the third quarter compared to 6.75 million during the same period of fiscal 2012. iPod unit sales totaled 22.88 million for the first nine months of fiscal 2013, a 52% decrease year-over-year.

Batteries and solar chargers are used primarily in the off-grid solar markets, but also in on-grid markets, where the customer requires power during periods that the electricity grid is unavailable. In the U.S, these markets would include rural areas and for leisure applications (motor homes, sailboats, vacation homes, hunting cabins, mountain lodges).

The Company was unable to ascertain from this report (or any other source) the U.S. portion of the off-grid charging market for mobile phones. Global PV installations are forecast to rise at the fastest pace in three years in 2014, reports HIS (an analytics research company) to more than $86 billion. “PV installations will accelerate in 2014 driven by low system prices, the creation of new markets in emerging regions and the continued growth in major countries such as the United States, Japan and China,” said Ash Sharma, senior research director for solar at IHS. In November of 2013, the United States Deal Tracker report from NPD Solarbuzz predicted the U.S. solar industry will become the third largest in the world – a 7% growth in 12 months.

From these data, WAI has estimated a U. S. market for solar charging solutions for mobile phones and other portable devices in 2014 between $92 million and $226 million. We estimated the low end of the 2014 market size by multiplying the U.S. 2014 projected market share of PV installations ($11.5 billion) by the expected average growth rate in the U.S. market share of those installations (20%) and multiplied that figure by the projected 2014 percentage of off-grid solutions (3%). We then applied to the resulting number a discount factor of 70% to account for (i) the widespread availability of cheaper and more convenient on-grid charging solutions within the U.S. market and (ii) the fact that there are mobile phones other than Apple products. We estimated the high end of the 2014 market size by multiplying the number of projected 2014 iPhone and iPod sales times the average selling price of $43.69 of solar charging solutions that we found currently available in the marketplace and multiplied that product by our estimate of U.S. adopters of solar energy charging solutions of 3%. We anticipate that the percentage of U.S. adopters of solar energy charging solutions will be smaller than in other countries with fewer on-grid resources and due to the availability in the U.S. of cheaper and more convenient on-grid solutions. Due to the inherent uncertainties in the published estimates and projections that we have relied on (including inherent uncertainties associated with predicting future events in general), our own assumptions and the fact that we have extrapolated data from the larger PV installation market to the market for PV battery charging solutions for portable products, there can be no assurance that our estimate of the potential U.S. market for our intended products will prove to be accurate.

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

In December of 2013, www.treehugger.com reported that Dutch fashion designer, Pauline van Dongen partnered with Christiaan Holland from the HAN University of Applied Sciences and solar energy expert Gert Jan Jongerden of the Wearable Solar project to integrate solar technology into comfortable and fashionable clothing. They have come up with two designs -- a dress and a coat – that were presented at the Wearable Futures conference in London in December of 2013. The dress features 72 flexible cells attached to panels on the front of the garment that can be folded outwards to capture sunlight, while the coat features 48 rigid crystal solar panels that are integrated into leather flaps on the jacket's shoulders and waist. The panels can be hidden when not in use. Developers claim that with one hour's exposure to direct sunlight, both of the clothing items could store enough energy to charge a smartphone to 50% capacity.

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

As of February 4, 2014, the Company’s President and controlling shareholder, Steve S. Sinohui, had loaned the Company an aggregate of $35,000. The notes are due on December 31, 2014, unless extended, and bear no interest unless not paid, in which case interest will be charged at a rate of 10% annually.

ISSUE DATE	PRINCIPAL AMOUNT	MATURITY DATE
July 3, 2012	$15,000	December 31, 2014
September 12, 2012	$5,000	December 31, 2014
November 13, 2012	$3,500	December 31, 2014
June 11, 2013	$1,000	December 31, 2014
July 8, 2013	$6,000	December 31, 2014
August 31, 2013	$2,500	December 31, 2014
December 19, 2013	$2,500	December 31, 2014

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

At this time, we are unsure of how much funding we will need once we complete research and development, because we are unsure of the technologies we will employ to have our planned products manufactured. However, management estimates that we will require additional funding between $100,000 and $250,000 to fund the development of our first prototypes, to bring the prototypes to production, for sales and marketing, staffing and for general operating expenses. If we are unable to raise additional funds, our stock would likely become worthless and we may be forced to abandon our business plan. As of the date of this report, we do not have any specific plans for raising additional funds for operations beyond the next six months.

RESULTS OF OPERATIONS

The Company was not profitable during the year ended March 31, 2013 and has not been profitable during the first nine months of fiscal 2014.

Nine Month Periods Ended December 31, 2013 and 2012

The Company had no revenues from continuing operations for the nine-month period ended December 31, 2013 and no revenues for the same nine-month period in 2012.

General and administrative expenses for the nine-month period ended December 31, 2013 were $10,139 compared to $38,153 for the same period in 2012. Expenses consisted of general corporate administration, rent, Internet service provider, legal and professional expenses and accounting costs. The decrease in expenses was due primarily to costs associated with fees paid to our transfer agent and our attorneys, as well as the consulting and registration fees.

Because of the foregoing factors, the Company realized a net loss of $10,139 for the nine months ended December 31, 2013 as compared to net loss of $38,150 for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, the Company had assets consisting of $1,452 cash on hand.

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

Evaluation of disclosure and controls and procedures

As of December 31, 2013, the Company's chief executive officer (who is also the chief financial officer) conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

                                                                            WIRELESS ATTACHMENTS, INC.

Date:         February 6, 2014                                By /s/ Steve S. Sinohui

                                                                                Steve S. Sinohui, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steve S. Sinohui	President, Chief Executive Officer, Chief Financial	February 6, 2014
Steve S. Sinohui	Officer and sole Director

