Form 10-K
period 2014-03-31
Mountain High Acquisitions Corp.
filed 2014-07-14
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from ________ to _________

MOUNTAIN HIGH ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Colorado	333-175825	27-3515499
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
1624 Market Street, Suite 202 Denver, Colorado 80202
(Address of principal executive offices)
(303) 544-2115
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $0 based upon the price ($nil) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock was quoted on the over-the-counter market and on the Over-The-Counter Bulletin Board under the symbol “WRSS” until March 12, 2014, thereafter our common stock has been traded on the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “MYHI.”

As of July 8, 2014, there were 23,892,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context hereof, references in this report to “Company,” “MYHI,” “we,” “us” and “our” are references to Mountain High Acquisitions Corp.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

History

Mountain High Acquisitions Corp. (“Mountain High,” “we,” “us,” or the “Company”) was incorporated in the State of Colorado on September 22, 2010, under the name Wireless Attachments, Inc.

Since September 22, 2010 and before the Share Exchange (as described below), the Company had been in the research and development phase. We intended to develop solar cloth membranes and solar charging units for outdoor active wear that convert sunlight into electrical power and that can be used for charging and operating mobile devices, such as the iPhone and iPod.

On March 6, 2014, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Canna-Life Corporation, a Colorado corporation whose primary business is to hold, develop and manage real property (“Canna-Life”), the shareholders of Canna-Life (the “Canna-Life Shareholders”), and the controlling stockholders of the Company (the “WAI Controlling Stockholders”). Pursuant to the Share Exchange Agreement, the Company acquired 8,104,000 (100%) shares of common stock of Canna-Life from the Canna-Life Shareholders (the “Canna-Life Shares”) and in exchange issued 8,104,000 restricted shares of its common stock to the Canna-Life Shareholders (the “Company Shares”). As a result of the Share Exchange, Canna-Life became a wholly-owned subsidiary of the Company and the Company now carries on the business of Canna-Life as its primary business. The Share Exchange Agreement contains customary representations, warranties and conditions to closing. The closing of the Share Exchange (the “Closing”) occurred on March 6, 2014 (the “Closing Date”).

On March 11, 2014, the Company’s name changed from Wireless Attachments, Inc. to Mountain High Acquisitions Corp. Additionally, the Company’s ticker symbol, as of the open of business on March 12, 2014, changed from “WRSS” to “MYHI.”

Business of the Company after the Acquisition of Canna-Life Corporation

Mountain High is now a strategic real estate investment firm whose primary focus is acquiring and equipping commercial facilities to be leased to and utilized by the commercial marijuana industry in Colorado. The Company does not and will not grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act.

Mountain High’s focus is to hold, develop and manage real property. The Company intends to serve the marijuana industry as a landlord and equipment supplier providing value-added state-of-the-art facilities and services for licensed growers.

The Company’s property acquisition targets are located solely in the state of Colorado. Unlike many other states that have legalized medical marijuana only, marijuana is legal in Colorado for both recreational and medical use, subject to certain restrictions.

Property Acquisitions

On April 30, 2014, Canna-Life Corporation, a wholly owned subsidiary of the Company, entered into a Master Property Purchase and Sale Agreement (the “Agreement”) with Deep Blue Enterprises, LLC, a Colorado limited liability company that is the successor in interest to New Alternatives Consulting LLC (“Deep Blue”).  Subject to the terms and conditions of the Agreement, the Company shall acquire interests in those certain properties commonly known as the “Isabelle Property,” which is located in Lafayette, Boulder County, Colorado, the “Pueblo Property,” which is located in Avondale, Pueblo County, Colorado, and the “Madison St. Property,” which is located in Denver, Denver County, Colorado (collectively referred to herein as the “Properties”). As consideration for the acquisition of Deep Blue’s interests in the Properties, the Company shall pay to Deep Blue an aggregate of Twelve Million Five Hundred Thousand Dollars ($12,500,000).

Assets

As the supply of land licensed for marijuana cultivation in Colorado is limited, Mountain High believes its real estate holdings can be predicted to increase appreciably in value as demand increases. Mountain High also believes the lease rates realized from its tenants will be significantly above lease rates for comparable agricultural, commercial or residential properties. Mountain High is presently acquiring three real estate properties zoned by the State of Colorado and municipal authorities for the cultivation of marijuana. The Properties are summarized as follows:

Property Name	Size	Brief Description
Isabelle	9 acres	Presently the largest indoor grow facility in the State of Colorado, with one acre under glass. Isabelle has been in production for about 2 years.
Madison	28,000 sq./ft.

Highly-reinforced building previously used for storage of fracking sand and grain. The Company intends to house 200 individual grow pods that will be leased to growers for highly specialized medical marijuana cultivation at Madison.

Pueblo	90 Acres

This property is located inside a military reserve. At Pueblo, the Company intends to lease 5-acre plots to multiple licensed growers. Each 5-acre plot will provide the grower with facilities; greenhouse, hydroponic and outdoors grow operations.

Mountain High is not in the business of growing, transporting or selling marijuana but intends to serve the marijuana industry as a landlord providing value-added state-of-the-art facilities and services for licensed growers in Colorado. These Services include:

  Leased property access on approved marijuana cultivation land.
    The State of Colorado permits a limited amount of real estate for such purposes.
    The Company intends to become one of the largest holders of approved real estate for such purposes.
  State-of-the-Art Facilities optimized for marijuana cultivation including but not limited to:
    Appropriate temperature, humidity and lighting;
    Hydroponic and irrigation systems; and
    Security.

Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. Accordingly, if the federal government decides to enforce the Controlled Substances Act in Colorado with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine. In this industry state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level.

Recently, the executive branch of the federal government has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.  Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.  While we do not intend to grow harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

Employees

As of the date of this report, the Company has no full-time employees or part-time employees, other than our sole officer and director. We intend to increase the number of our employees and consultants to meet our needs as the Company grows.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal executive office is located at 1624 Market Street, Suite 202, Denver, Colorado 80202. This office space costs $250 per month and is a month-to-month lease. Currently, this space is sufficient to meet our needs. If we do require additional space in the future, we do not foresee any significant difficulties in obtaining such additional space.

On April 30, 2014, Canna-Life Corporation, a wholly owned subsidiary of the Company, entered into a Master Property Purchase and Sale Agreement (the “Agreement”) with Deep Blue Enterprises, LLC, a Colorado limited liability company that is the successor in interest to New Alternatives Consulting LLC (“Deep Blue”).  Subject to the terms and conditions of the Agreement, the Company shall acquire One Hundred Percent (100%) of Deep Blue’s interests in those certain properties commonly known as the “Isabelle Property,” which is located in Lafayette, Boulder County, Colorado, the “Pueblo Property,” which is located in Avondale, Pueblo County, Colorado, and the “Madison St. Property,” which is located in Denver, Denver County, Colorado (collectively referred to herein as the “Properties”). As consideration for the acquisition of Deep Blue’s interests in the Properties, the Company shall pay to Deep Blue an aggregate of Twelve Million Five Hundred Thousand Dollars ($12,500,000).

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Common Stock is currently quoted on the OTCQB®. Our Common Stock was quoted on the OTC Bulletin Board beginning on June 14, 2012 under the symbol “WRSS.” However, as of March 12, 2014, our symbol was changed to “MYHI” Because we are not quoted on a nationally recognized exchange, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter for the past two years as reported by the OTCQB based on our fiscal year end March 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Year Ended March 31, 2014
Quarter Ended March 31, 2014	15.00	0.10
Quarter Ended December 31, 2013	N/A	N/A
Quarter Ended September 30, 2013	N/A	N/A
Quarter Ended June 30, 2013	N/A	N/A
Year Ended March 31, 2013
Quarter Ended March 31, 2013	N/A	N/A
Quarter Ended December 31, 2012	N/A	N/A
Quarter Ended September 30, 2012	N/A	N/A
Quarter Ended June 30, 2012	N/A	N/A

Record Holders

As of July 8, 2014, an aggregate of 23,892,000 shares of our Common Stock were issued and outstanding and were owned by approximately 64 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

None.

Re-Purchase of Equity Securities

None.

Dividends

On April 24, 2012, the Company, receiving the majority vote of the shareholders, approved a 60-for-1 forward stock split.

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under an Equity Compensation Plan.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.   Management's Discussion and Analysis oF FINANCIAL CONDITION AND rESULTS of OperationS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

As of March 31, 2014
Total Current Assets	$811
Total Current Liabilities	409,028
Working Capital (Deficit)	$(408,217)

Cash Flows

From January 29, 2014 (Inception) to March 31, 2014
Cash Flows from (used in) Operating Activities	$(133,457)
Cash Flows from (used in) Investing Activities	(850,000)
Cash Flows from (used in) Financing Activities	984,268
Net Increase (decrease) in Cash during period	$811

Operating Revenues

During the period from January 29, 2014 (Inception) to March 31, 2014, the Company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses for the period from January 29, 2014 (Inception) to March 31, 2014 were $133,607, consisting of legal and consulting fees, travel expenses and investor relation expenses to complete the equity offering, due diligence to purchase the properties, costs to complete the reverse merger, as well as other operating expenses since incorporation, including the registration, website, postage, transfer agent fees and rent expense.

Net loss for the period from January 29, 2014 (Inception) to March 31, 2014 was $133,607.

Liquidity and Capital Resources

As at March 31, 2014, the Company’s cash balance and total assets were $811 and $850,811, respectively.

As at March 31, 2014, the Company had total liabilities of $409,028, consisting of $1,150 accounts payable and $407,878 in advances from one stockholder.

As at March 31, 2014, the Company had a working capital deficit of $408,217.

Cashflow used in Operating Activities

During the period from January 29, 2014 (Inception) to March 31, 2014, the Company used $133,457 of cash for operating activities.

Cashflow used in Investing Activities

During the period from January 29, 2014 (Inception) to March 31, 2014, the Company used $850,000 of cash for investing activities, for the down payment for the purchase of properties.

Cashflow from Financing Activities

During the period from January 29, 2014 (Inception) to March 31, 2014, the Company received $984,268 of cash from financing activities. The Company received all of its proceeds from advances from one stockholder and the sale of common stock to shareholders.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares and advances from our majority stockholder in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements AND SUPPLEMENTARY DATA

MOUNTAIN HIGH ACQUISITIONS CORP.

Consolidated Financial Statements

For the Year Ended March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mountain High Acquisitions Corp.

We have audited the accompanying consolidated balance sheet of Mountain High Acquisitions Corp. as of March 31, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from January 29, 2014 (Inception) to March 31, 2014. Mountain High Acquisitions Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mountain High Acquisitions Corp. as of March 31, 2014, and the results of its operations and its cash flows for the period from January 29, 2014 (Inception) to March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going-concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss and used cash for operations from January 29, 2014 (Inception) to March 31, 2014 and has an accumulated deficit and a working capital deficit as of March 31, 2014. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also discussed in Note 1 to the consolidated financial statements.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Littleton, Colorado

July 14, 2014

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$811
TOTAL CURRENT ASSETS	811

DEPOSIT FOR ACQUISITION OF PROPERTIES	850,000
TOTAL ASSETS	$850,811

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,150
Advances from Stockholder	407,878
TOTAL CURRENT LIABILITIES	409,028

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 250,000,000 shares authorized,
nil shares issued and outstanding	—
Common stock, $0.0001 par value; 250,000,000 shares authorized,
23,892,000 shares issued and outstanding	2,389
Additional paid in capital	573,001
Accumulated (deficit)	(133,607)
TOTAL STOCKHOLDERS' EQUITY	441,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$850,811

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FROM JANUARY 29, 2014 (DATE OF INCEPTION) TO MARCH 31, 2014

Revenue	$—
Cost of revenue	—
Gross profit	—

Selling, general and administrative expenses	133,607

(Loss) from operations	(133,607)

Provision for income taxes	—

Net (loss)	$(133,607)

Weighted average shares outstanding - basic and diluted	14,270,951

(Loss) per shares - basic and diluted	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FROM JANUARY 29, 2014 (DATE OF INCEPTION) TO MARCH 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(133,607)

Adjustment to reconcile net loss to net cash used in operating activities:
Changes in:
Accounts payable	150

Net cash used in operating activities	(133,457)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit for acquisition of properties	(850,000)

Net cash used in investing activities	(850,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	611,500
Proceeds from advances from stockholder	372,768

Net cash provided by financing activities	984,268

NET INCREASE IN CASH AND CASH EQUIVALENTS	811

CASH AND CASH EQUIVALENTS
Beginning of the period	—
End of the period	$811

Supplemental disclosures of cash flow information
Taxes paid	$—
Interest paid	$—

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM JANUARY 29, 2014 (DATE OF INCEPTION) TO MARCH 31, 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 29, 2014 (Date of Inception)	—	—	—	—	$—

Shares issued for cash	8,104,000	810	610,690	—	611,500

Shares issued in connection with recapitalization/reverse merger	15,788,000	1,579	(37,689)	—	(36,110)

Net (loss)	—	—	—	(133,607)	(133,607)

Balance, March 31, 2104	23,892,000	2,389	573,001	(133,607)	$441,783

The accompanying notes are an integral part of these consolidated financial statements

Mountain High Acquisitions Corp.

Notes to Consolidated Financial Statements

From January 29, 2014 (Date of Inception) to March 31, 2014

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Mountain High Acquisitions Corp, formerly known as Wireless Attachments, Inc., (the “Company”) was incorporated under the laws of the State of Colorado on September 22, 2010. The Company was incorporated for the purpose of developing solar cloth membranes for outdoor active wear that covert sunlight into electrical power and that can be used for charging and/or operating mobile devices such as the iPod and the iPhone.

Canna-Life Corporation (“Canna-Life”) was incorporated in the State of Colorado on January 29, 2014. On March 6, 2014, the Company entered into a share exchange agreement with Canna-Life. Pursuant to the agreement, the Company acquired from Canna-Life all of the issued and outstanding capital stock consisting of 8,104,000 shares of common stock in exchange for 8,104,000 shares of the Company’s common stock.

Concurrently with the closing of the transaction, Alan Smith, Chief Executive Officer of Canna-Life purchased 120,000,000 shares of the Company’s common stock from the Company’s majority stockholder. In addition, Mr. Smith then entered into an agreement with the Company pursuant to which he returned 113,500,000 shares of the Company’s common stock to treasury for cancellation on March 13, 2014. Mr. Smith was not compensated for the cancellation of his shares of the Company’s common stock. Upon completion of the foregoing transactions, the Company had an aggregate of 23,892,000 shares of common stock issued and outstanding of which 14,604,000 shares (61%) were owned by the former stockholders of Canna-Life.

The exchange of shares with Canna-Life was accounted for as a reverse acquisition under the purchase method of accounting since Canna-Life obtained control of the Company and the Chief Executive Officer of Canna-Life became the Chief Executive Officer and sole director of the Company. Accordingly, the merger of Canna-Life into the Company was recorded as a recapitalization of Canna-Life, Canna-Life being treated as the continuing entity. The historical financial statements presented herein are the financial statements of Canna-Life. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer, Mountain High Acquisitions Corp, were $36,110.

As a result of the reverse merger transactions described above, the historical financial statements presented are those of Canna-Life, the operating entity. The Company is now engaged in the business to hold, develop and manage real property.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $133,607 and used cash for operations of $133,457 from January 29, 2014 (date of inception) to March 31, 2014 and has an accumulated deficit of $133,607 and a working capital deficit of $408,217 as of March 31, 2014. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements have been presented in United States Dollars ($ or “USD”). The fiscal year end is March 31.

Principles of Consolidation

The accounts of the Company and its wholly–owned subsidiary Canna-Life are included in the accompanying consolidated financial statements. All intercompany balances and transactions were eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is possible that accounting estimates and assumptions may be material to the Company due to the levels of subjectivity and judgment involved.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Deposit for Acquisition of Property

Deposit for acquisition of property relates to amounts paid to Deep Blue Enterprises, LLC (“Deep Blue”) to acquire 100% of Deep Blue’s interests in three properties commonly known as the “Isabelle Property,” which is located in Lafayette, Boulder County, Colorado, the “Pueblo Property,” which is located in Avondale, Pueblo County, Colorado, and the “Madison St. Property,” which is located in Denver, Denver County, Colorado. The deposit is recorded in the accompanying consolidated balance sheet at the amounts paid.

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition, the Company will recognize revenue when it is realized or realizable and earned. The Company must meet all of the following four criteria under SAB 104 to recognize revenue:

  Persuasive evidence that an arrangement exists;
  Delivery has occurred;
  The sales price is fixed or determinable; and
  Collection is reasonably assured.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations. The open tax years are 2011, 2012 and 2013.

Basic and Diluted Loss Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 604,000 warrants outstanding at March 31, 2014, which were excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation which removes the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendment is effective for annual reporting periods beginning after December 15, 2014. Early application is permitted. The Company chose to adopt ASU No. 2014-10 in the period ended March 31, 2014.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC, did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Note 3 – Advances from Stockholder

During the period from January 29, 2014 (date of inception) to March 31, 2014, Alan Smith, the Company’s Chief Executive officer and sole director, paid $407,878 to fund the Company’s operations. The amount is unsecured, due upon demand and non-interest bearing. The amount due to stockholder at March 31, 2014 was $407,878.

Subsequent to March 31, 2014, there were additional advances of $17,737 from Alan Smith, the Company’s Chief Executive officer and sole director, under the same terms and conditions of prior advances.

Note 4 – Equity

Common Stock

The Company has authorized 250,000,000 shares of common stock with a par value of $0.0001 per share and 250,000,000 shares of preferred stock with a par value of $0.0001 per share.

The Company issued 7,500,000 shares of common stock to its founder for $7,500 upon incorporation.

In connection with a private placement offering in February and March 2014, the Company sold 604,000 units, each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock. The warrants have an exercise price of $4.75 and expire on March 6, 2017.

In connection with reverse merger transaction, the original stockholders of the Company retained 15,788,000 shares of common stock of which 6,500,000 of those shares were purchased by Mr. Smith concurrent with the closing of the transaction between the Company and Canna-Life. (see Note 1).

Warrants

The following table summarizes the warrant activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants/Options	Price $	Life (in years)	Value $
Outstanding, January 29, 2014	—
Granted	604,000	$4.75
Exercised	—
Forfeited/Canceled	—
Outstanding, March 31, 2014	604,000	$4.75	2.9

Exercisable, March 31, 2014	604,000	$4.75	2.9	$—

The number and weighted average exercise prices of all warrants outstanding as of March 31, 2014, are as follows:

Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Exercise	Remaining
Price $	of Shares	Price $	Life (Years)
4.75	604,000	4.75	2.9
604,000

Note 5 – Income Taxes

The Company accounts for income taxes using the asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

The Company has federal net operating loss carryforwards of approximately $210,398 expiring in various years through 2034. The tax benefit of these net operating losses has been offset by a full allowance for realization. The use of the net operating loss carryfowards may be limited due to the change in control.

Income tax expense (benefit) consists of the following for the period ended March 31, 2014:

Current taxes	$—
Deferred taxes	52,107
Less: valuation allowance	(52,107)
Net income tax provision	$—

The Company’s effective tax rate differs from the high statutory rate for the period ended March 31, 2014, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$34.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	-39.0%
Effective income tax rate	$0.0%

As of March 31, 2014, the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$82,055
Less: valuation allowance	(82,055)
Net deferred tax assets	$—

Note 6 – Subsequent Events

Consulting Agreement

On April 3, 2014, the Company’s entered into a consulting agreement with Dr. Bob Melamede. Pursuant to the consulting agreement, Dr. Melamede will serve as a member of the Company’s newly formed Advisory Board and act as the Scientific Advisor of the Advisory Board for a term of 12 months. In exchange for Dr. Melamede’s services, he shall receive: (1) $10,000 per year, due and payable in advance; and (2) 300,000 common stock purchase warrants at an exercise price of $4.00 per share that vest immediately and shall expire on April 3, 2016.

Master Property Purchase and Sale Agreement

On April 30, 2014, the Company entered into a Master Property Purchase and Sale Agreement (the “Agreement”) with Deep Blue Enterprises, LLC, a Colorado limited liability company that is the successor in interest to New Alternatives Consulting LLC (“Deep Blue”).  Subject to the terms and conditions of the Agreement, the Company shall acquire 100% of Deep Blue’s interests in three properties commonly known as the “Isabelle Property,” which is located in Lafayette, Boulder County, Colorado, the “Pueblo Property,” which is located in Avondale, Pueblo County, Colorado, and the “Madison St. Property,” which is located in Denver, Denver County, Colorado (collectively referred to herein as the “Properties”). As consideration for the acquisition of Deep Blue’s interests in the Properties, the Company shall pay to Deep Blue an aggregate of $12,500,000 which is payable in various installments over the next year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 3, 2014, the Company dismissed AJ Robbins, PC (“AJ Robbins”) as its independent registered public accounting firm and appointed Haynie & Company, PC (“Haynie”) as the Company’s independent registered public accounting firm as of February 3, 2014. The Company was notified by AJ Robbins that all the partners and employees of AJ Robbins would be providing services for Haynie in its Littleton, Colorado office.

The Company engaged AJ Robbins to audit its financial statements for the year ended March 31, 2014, and AJ Robbins performed reviews of its unaudited financial statements for the quarters ended June 30, 2013 and September 30, 2013, in conjunction with the annual audit. The decision to change accountants was approved and ratified by the Company’s Board of Directors.

While AJ Robbins was engaged by the Company, there were no disagreements with AJ Robbins on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to the Company, which disagreements if not resolved to the satisfaction of AJ Robbins would have caused it to make reference to the subject matter of the disagreements in connection with the report on the Company’s financial statements for the fiscal year ended March 31, 2014.

The Company provided AJ Robbins with a copy of the disclosures to be included in Item 4.01 of its Current Report on Form 8-K filed with the SEC on February 3, 2014 (the “Current Report”) and requested that AJ Robbins furnish the Company with a letter addressed to the Commission stating whether or not AJ Robbins agrees with the foregoing statements. A copy of the letter from AJ Robbins to the Commission, dated February 3, 2014, was filed on February 4, 2014 as Exhibit 16.1 to our Current Report.

The Company engaged Haynie & Company, PC (“Haynie”) as the Company’s independent registered public accounting firm to audit its financial statements for the year ended March 31, 2014, and signed an amended engagement letter with Haynie dated February 3, 2014. As of February 3, 2014, neither the Company, nor anyone acting on its behalf, consulted with Haynie regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that Haynie concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. Our management has concluded that, as of March 31, 2014, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Director(s) and Executive Officer(s)

The following table sets forth the name(s) and age(s) of our current director(s) and executive officer(s):

Name	Age	Position(s) Held	Date of Appointment
Alan Smith	63	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	March 5, 2014

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders and until his/her respective successor is elected and qualified, or until his or her earlier death, resignation or removal. Our officers are appointed by our Board of Directors to hold office until the next annual meeting of the Board and until his/her respective successor is duly appointed and qualified, or until his or her earlier death, resignation or removal.

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

MR. ALAN SMITH – During the past five years, Alan Smith, as President and CEO of Avid Management Corporation, provided independent financial consulting services to a variety of startup and development stage companies in the technology, resource and consumer products sectors. These services have included corporate reorganizations and restructuring, the development of internal systems and controls and assistance with financing in both the private and public markets. He has also been an active investor in a number of startup ventures while managing his own personal equity portfolio. Mr. Smith is a Chartered Accountant and has provided audit, tax and financial consulting services to a wide variety of small to medium sized companies during his 35 year career. During this period, Mr. Smith became known for his proficiency in negotiating highly advantageous acquisitions, reorganizing operations, improving efficiencies, and establishing financial controls. The primary focus of Mr. Smith’s career however, has been the successful restructuring of companies in transition and leading the development of business plans to assist them in procurement of short to medium term financing, many through public offerings. Mr. Smith obtained his Chartered Accountant designation in 1978 from the Institute of Chartered Accountants of Ontario. He was also a member of the Institute of Chartered Accountants of British Columbia from 1980 until his retirement in 1999. Additionally, Mr. Smith earned a Master’s Degree in Business Administration in 1975 from Queen’s University at Kingston, Ontario and a Bachelor of Applied Science (Civil Engineering) in 1973, also from Queen’s University.

Identification of Significant Employees

As of the date of this Report, the Company has no full-time employees or part-time employees other than our sole officer and director. We intend to increase the number of our employees and consultants to meet our needs as the Company grows.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:
i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
ii.	Engaging in any type of business practice; or
iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;
(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee (as defined in Item 407 of Regulation S-K) at this time. Alan Smith, the sole member of the Board of Directors, does have sufficient financial expertise to act as an audit committee financial expert (as defined in Item 407 of Regulation S-K) for overseeing financial reporting responsibilities of the Company; however, Mr. Smith is not independent as he is also an officer of the Company.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our Board of Directors has not adopted a Code of Ethics because the Company has only one director who also serves as the sole executive officer of the Company and the Board of Directors chose not to reduce to writing standards designed to deter wrongdoing and promote honest and ethical conduct. The Board of Directors believes that the Company’s very small size and the limited number of personnel who are responsible for its operations make a formal Code of Ethics unnecessary. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended March 31, 2014 and 2013:

Summary Compensation Table
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation in Earnings ($)	All Other Compensation ($)	Total ($)
Alan Smith – President, CEO, CFO, Secretary,	2014	$0	$0	$0	$0	$0	$0	$0	$0
Treasurer, and Director (1)	2013	$0	$0	$0	$0	$0	$0	$0	$0
Steve S. Sinohui – Former President, CEO, CFO,	2014	$0	$0	$0	$0	$0	$0	$0	$0
Secretary, Treasurer, and Director (1)	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Mr. Smith was appointed as the Company’s Chief Executive Officer, Chief Financial, Officer, Secretary, Treasurer and Director on March 5, 2014. During the year ended March 31, 2014, Mr. Smith accrued $0 (2013 - $0) in management fees.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No officer(s) or director(s) of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended March 31, 2014.

Long-Term Incentive Plans

There are no arrangements of plans in which we provide pension, retirement or similar benefits for director(s) or executive officer(s).

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of July 8, 2014, by: (i) each of our director(s); (ii) each of our named executive officer(s); and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (#)
Alan Smith (3) 1624 Market Street, Suite 202 Denver, Colorado 80202	Common	14,000,000	58.60%
All Officers and Directors as a Group (1)	Common	14,000,000	58.60%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 23,892,000 issued and outstanding shares of our Common Stock as of July 8, 2014.

(3)	Alan Smith, our sole officer and director, owns 14,000,000 shares of our Common Stock.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Alan Smith, the sole director and the Chief Executive Officer of the Company, owned beneficially more than 5% of the Company’s outstanding shares of its Common Stock as of March 31, 2014.

During the period from January 29, 2014 (date of inception) to March 31, 2014, Alan Smith, the Company’s Chief Executive officer and sole director, advanced $407,878 to fund the Company’s operations. The amount is unsecured, due upon demand and non-interest bearing. The amount due to Alan Smith at March 31, 2014 was $407,878. Subsequent to March 31, 2014, Mr. Smith advanced $17,737 to the Company under the same terms and conditions as prior advances.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

☐          disclosing such transactions in reports where required;

☐          disclosing in any and all filings with the SEC, where required;

☐          obtaining disinterested directors consent; and

☐          obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB, on which shares of Common Stock are quoted, does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Alan Smith is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended March 31, 2014	Year Ended March 31, 2013
Audit fees	$16,000	$5,376
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$—	$—
Total	$16,000	$5,376

Audit Fees

During the fiscal year ended March 31, 2014, we incurred approximately $16,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended March 31, 2014.

During the fiscal year ended March 31, 2013, we incurred approximately $5,376 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended March 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) were $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended March 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $0and $0, respectively.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 27, 2011 as part of our Registration Statement on Form S-1.
3.01(a)	Amendment to Articles of Incorporation dated September 22, 2010	Filed with the SEC on October 7, 2011 as part of our Amended Registration Statement on Form S-1/A.
3.01(b)	Amendment to Articles of Incorporation dated March 6, 2014	Filed with the SEC on March 10, 2014 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on July 27, 2011 as part of our Registration Statement on Form S-1.
10.01	Share Exchange Agreement by and among the Company, the controlling stockholders of the Company, Canna-Life, and the shareholders of Canna-Life dated March 6, 2014	Filed with the SEC on March 10, 2014 as part of our Current Report on Form 8-K.
10.02	Addendum to Share Exchange Agreement dated March 18, 2014	Filed with the SEC on March 20, 2014 as part of our Current Report on Form 8-K.
10.03	Consulting Agreement by and between the Company and Dr. Bob Melamede dated April 3, 2014	Filed with the SEC on April 15, 2014 as part of our Current Report on Form 8-K.
10.04	Master Property Purchase and Sale Agreement between Canna-Life Corporation and Deep Blue Enterprises, LLC dated April 30, 2014	Filed with the SEC on May 5, 2014 as part of our Current Report on Form 8-K.
16.01	Letter from Comiskey & Company dated June 21, 2013	Filed with the SEC on June 25, 2013, as part of our Current Report on Form 8-K.
16.02	Letter from AJ Robbins, P.C. dated February 3, 2014	Filed with the SEC on February 4, 2014, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

                   (i)     *Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: July 14, 2014	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: July 14, 2014	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.	No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.	If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.