Form 10-Q
period 2014-06-30
Mountain High Acquisitions Corp.
filed 2014-08-13
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MOUNTAIN HIGH ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Colorado	333-175825	27-3515499
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
1624 Market Street, Suite 202 Denver, Colorado 80202
(Address of principal executive offices)
(303) 544-2115
(Registrant’s Telephone Number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑

As of August 13, 2014, there were 23,892,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED JUNE 30, 2014

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Mountain High Acquisitions Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "MYHI" refers to Mountain High Acquisitions Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$791	$811
TOTAL CURRENT ASSETS	791	811

DEPOSIT FOR ACQUISITION OF PROPERTIES	850,000	850,000
TOTAL ASSETS	$850,791	$850,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$52,065	$1,150
Advances from Stockholder	425,583	407,878
TOTAL CURRENT LIABILITIES	477,648	409,028

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 250,000,000 shares authorized,nil shares issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized,23,892,000 shares issued and outstanding	2,389	2,389
Additional paid in capital	1,830,001	573,001
Accumulated (deficit)	(1,459,247)	(133,607)
TOTAL STOCKHOLDERS' EQUITY	373,143	441,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$850,791	$850,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

For the Three Months Ended June 30, 2014

Revenue	$—
Cost of revenue	—
Gross profit	—

Selling, general and administrative expenses	1,325,640

(Loss) from operations	(1,325,640)

Provision for income taxes	—

Net (loss)	$(1,325,640)

Weighted average shares outstanding - basic and diluted	23,892,000

(Loss) per shares - basic and diluted	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

For the Three Months Ended June 30, 2014
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
Net (loss)	$(1,325,640)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of warrants issued for consulting services	1,257,000
Changes in:
Accounts payable	50,915

Net cash used in operating activities	(17,725)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
Proceeds from advances from stockholder	17,705

Net cash provided by financing activities	17,705

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(20)

CASH AND CASH EQUIVALENTS
Beginning of the period	811
End of the period	$791

Supplemental disclosures of cash flow information
Taxes paid	$—
Interest paid	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2014	23,892,000	$2,389	$573,001	$(133,607)	$441,783

Fair value of warrants issued for consulting services	—	—	1,257,000	—	1,257,000

Net (loss)	—	—	—	(1,325,640)	(1,325,640)

Balance, June 30, 2014	23,892,000	$2,389	$1,830,001	$(1,459,247)	$373,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mountain High Acquisitions Corp.

Notes to Consolidated Financial Statements

For the Three Months Ended June 30, 2014

(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Mountain High Acquisitions Corp., pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on July 14, 2014. The results for the three months ended June 30, 2014, are not necessarily indicative of the results to be expected for the year ending March 31, 2015.

Organization and Line of Business

Mountain High Acquisitions Corp., formerly known as Wireless Attachments, Inc., (the “Company”) was incorporated under the laws of the State of Colorado on September 22, 2010. The Company was incorporated for the purpose of developing solar cloth membranes for outdoor active wear that covert sunlight into electrical power and that can be used for charging and/or operating mobile devices such as the iPod and the iPhone.

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

Concurrently with the closing of the transaction, Alan Smith, Chief Executive Officer of Canna-Life purchased 120,000,000 shares of the Company’s common stock from the Company’s majority stockholder. In addition, Mr. Smith then entered into an agreement with the Company pursuant to which he returned 113,500,000 shares of the Company’s common stock for cancellation. Mr. Smith was not compensated for the cancellation of his shares of the Company’s common stock. Upon completion of the foregoing transactions, the Company had an aggregate of 23,892,000 shares of common stock issued and outstanding of which 14,604,000 shares (61%) were owned by the former stockholders of Canna-Life.

The exchange of shares with Canna-Life was accounted for as a reverse acquisition under the purchase method of accounting since Canna-Life obtained control of the Company and the Chief Executive Officer of Canna-Life became the Chief Executive Officer and sole director of the Company. Accordingly, the merger of Canna-Life into the Company was recorded as a recapitalization of Canna-Life, Canna-Life being treated as the continuing entity. The historical financial statements presented are the financial statements of Canna-Life. The share exchange agreement has been treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. At the date of this transaction, the net liabilities of the legal acquirer, Mountain High Acquisitions Corp, were $36,110.

As a result of the reverse merger transactions described above the historical financial statements presented are those of Canna-Life, the operating entity. The Company is now engaged in the business to hold, develop and manage real property.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $1,325,640 and used cash for operations of $17,725 for the three months ended June 30, 2014 and has an accumulated deficit of $1,459,247 and a working capital deficit of $476,857 as of June 30, 2014. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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

Revenue Recognition

In accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition, the Company will recognize revenue when it is realized or realizable and earned. The Company must meet all of the following four criteria under SAB 104 to recognize revenue:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The sales price is fixed or determinable
•	Collection is reasonably assured

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

Basic and Diluted Loss Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 904,000 warrants outstanding at June 30, 2014, which were excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

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

Note 3 – Advances from Stockholder

Alan Smith, the Company’s Chief Executive officer and sole director, has advances money to fund the Company’s operations. The amount due to stockholder at June 30, 2014 and March 31, 2014 was $425,583 and $407,878, respectively. The amount is unsecured, due upon demand and non-interest bearing.

Subsequent to June 30, 2014, there were additional advances of $4,824 from  Alan Smith, the Company’s Chief Executive Officer and sole director, under the same terms and conditions of prior advances.

Note 4 – Equity

Common Stock

The Company has authorized 250,000,000 shares of common stock with a par value of $0.0001 per share and 250,000,000 shares of preferred stock with a par value of $0.0001 per share.

The Company issued 7,500,000 shares of common stock to its founder for $7,500 upon incorporation.

In connection with a private placement offering, in March 2014 the Company sold 604,000 units, each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock. The warrants have an exercise price of $4.75 and expire on March 6, 2017.

In connection with reverse merger transaction, the original stockholders of the Company retained 15,788,000 shares of common stock of which 6,500,000 of those shares were purchased by Mr. Smith concurrent with the closing of the transaction between the Company and Canna-Life. (see Note 1).

Warrants

On April 3, 2014, the Company’s entered into a consulting agreement with Dr. Bob Melamede. Pursuant to the consulting agreement, Dr. Melamede will serve as a member of the Company’s newly formed Advisory Board and act as the Scientific Advisor of the Advisory Board for a term of 12 months. In exchange for Dr. Melamede’s services, he shall receive: (1) $10,000 per year, due and payable in advance; and (2) 300,000 common stock purchase warrants at an exercise price of $4.00 per share, that vest immediately and shall expire on April 3, 2016.

The fair value of the 300,000 warrants was determined to be $1,257,000, which was recorded as “Selling, general and administrative expenses” on the accompanying consolidated statement of operations. The fair value was determined using the Black-Scholes model with the following assumptions:

•	Dividend yield of 0%
•	Expected volatility of 215%
•	Risk-free interest rate of 0.24%
•	Expected life of 2.0 years

The following table summarizes the warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price $	Life (in years)	Value $
Outstanding, March 31, 2014	604,000	$4.75
Granted	300,000	$4.00
Exercised	—
Forfeited/Canceled	—
Outstanding, June 30, 2014	904,000	$4.50	2.38
Exercisable, June 30, 2014	904,000	$4.50	2.38	$—

The number and weighted average exercise prices of all warrants outstanding as of June 30, 2014, are as follows:

Warrants Outstanding and Exercisable

Exercise Price $	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Remaining Life (Years)
4.00	300,000	4.00	1.76
4.75	604,000	4.75	2.68
	904,000

Note 5 – Commitments and Contingencies

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

Note 6 – Subsequent Events

On July 22, 2014, the Company has signed a letter-of-intent to acquire property and related structures of prime cannabis zoned property in Pueblo, Colorado. This acquisition remains subject to, among other things, the Company completing customary pre-closing due diligence and signing of a definitive agreement with the vendor. The parties anticipate having a definitive agreement completed within the next 30 days.

END OF NOTES TO FINANCIAL STATEMENTS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Business of the Company

Mountain High Acquisitions Corp. is a strategic real estate investment company whose primary focus is acquiring and equipping commercial facilities to be leased to and utilized by the commercial marijuana industry in Colorado. The Company does not and  will not grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act.

The Company’s focus is to hold, develop and manage real property and intends to serve the marijuana industry as a landlord and equipment supplier providing value-added state-of-the-art facilities and services for licensed growers.

The Company’s property acquisition targets are located solely in the state of Colorado. Unlike many other states that have legalized medical marijuana only, marijuana is legal in Colorado for both recreational and medical use, subject to certain restrictions

RESULTS OF OPERATIONS

Working Capital

As of June 30, 2014
Total Current Assets	$791
Total Current Liabilities	477,648
Working Capital (Deficit)	$(476,857)

Cash Flows

	Three Months Ended June 30, 2014	From January 29, 2014 (Inception) to March 31, 2014
Cash Flows from (used in) Operating Activities	$(17,725)	$(133,457)
Cash Flows from (used in) Investing Activities	—	(850,000)
Cash Flows from (used in) Financing Activities	17,705	984,268
Net Increase (decrease) in Cash during period	$(20)	$811

Operating Revenues

During the three month period ending June 30, 2014, the Company did not record any revenues.

Operating Expenses and Net Loss

Operating expenses during the three month period ended June 30, 2014 were $1,325,640,  consisting of legal fee of $12,000, consulting fees of $1,282,000 (including the fair value of stock purchase warrants granted of $1,257,000), accounting fees of $11,875, and investor relation expenses of $15,090, as well as other operating expenses during the period. In comparison, operating expenses for the period from January 29, 2014 (Inception) to March 31, 2014 were $133,607.

Net loss for the three month period ended June 30, 2014 was $1,325,640. The net loss for the period from January 29, 2014 (Inception) to March 31, 2014 was $133,607.

Liquidity and Capital Resources

As at June 30, 2014, the Company’s cash balance and total assets were $791 and $850,791, respectively.

As at June 30, 2014, the Company had total liabilities of $477,648, consisting of $52,065 in accounts payable and $425,583 in advances from one stockholder.

As at June 30, 2014, the Company had a working capital deficit of $476,857.

Cashflow used in Operating Activities

During the three month period ended June 30, 2014, the Company used $17,725 of cash for operating activities.

In comparison, during the period from January 29, 2014 (Inception) to March 31, 2014, the Company used $133,457 of cash for operating activities.

Cashflow used in Investing Activities

During the three month period ended June 30, 2014, there was no cash used for or provided by investing activities.

During the period from January 29, 2014 (Inception) to March 31, 2014, the Company used $850,000 of cash for investing activities, for the down payment for the purchase of properties

Cashflow from Financing Activities

During the three month period ended June 30, 2014, the Company received $17,705 of cash from financing activities. The Company received all of its proceeds from advances from one stockholder.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

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

Based on an evaluation as of our most recent fiscal year end our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Our management has concluded that, as of June 30, 2014, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2014, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Quarterly Issuances:

None.

Subsequent Issuances:

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 27, 2011 as part of our Registration Statement on Form S-1.
3.01(a)	Amendment to Articles of Incorporation dated September 22, 2010	Filed with the SEC on October 7, 2011 as part of our Amended Registration Statement on Form S-1/A.
3.01(b)	Amendment to Articles of Incorporation dated March 6, 2014	Filed with the SEC on March 10, 2014 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on July 27, 2011 as part of our Registration Statement on Form S-1.
10.01	Share Exchange Agreement by and among the Company, the controlling stockholders of the Company, Canna-Life, and the shareholders of Canna-Life dated March 6, 2014	Filed with the SEC on March 10, 2014 as part of our Current Report on Form 8-K.
10.02	Addendum to Share Exchange Agreement dated March 18, 2014	Filed with the SEC on March 20, 2014 as part of our Current Report on Form 8-K.
10.03	Consulting Agreement by and between the Company and Dr. Bob Melamede dated April 3, 2014	Filed with the SEC on April 15, 2014 as part of our Current Report on Form 8-K.
10.04	Master Property Purchase and Sale Agreement between Canna-Life Corporation and Deep Blue Enterprises, LLC dated April 30, 2014	Filed with the SEC on May 5, 2014 as part of our Current Report on Form 8-K.
16.01	Letter from Comiskey & Company dated June 21, 2013	Filed with the SEC on June 25, 2013, as part of our Current Report on Form 8-K.
16.02	Letter from AJ Robbins, P.C. dated February 3, 2014	Filed with the SEC on February 4, 2014, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: August 13, 2014	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 13, 2014	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, CFO, Secretary, Treasurer and Director

