Form 10-Q
period 2014-09-30
Mountain High Acquisitions Corp.
filed 2014-11-07
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, there were 23,892,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED SEPTEMBER 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MOUNTAIN HIGH ACQUISITIONS CORP.

CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2014 AND MARCH 31, 2014

	September 30,	March 31,
	2014	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$676	$811
TOTAL CURRENT ASSETS	676	811

DEPOSIT FOR ACQUISITION OF PROPERTIES	6,000	850,000
TOTAL ASSETS	$6,676	$850,811

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$86,946	$1,150
Notes payable, due on demand, non interest bearing	6,000	—
Advances from Stockholder	441,895	407,878
TOTAL CURRENT LIABILITIES	534,841	409,028

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 250,000,000 shares authorized,
nil shares issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized,
23,892,000 shares issued and outstanding	2,389	2,389
Additional paid in capital	1,830,001	573,001
Accumulated (deficit)	(2,360,555)	(133,607)
TOTAL STOCKHOLDERS' EQUITY	(528,165)	441,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,676	$850,811

The accompanying notes are an integral part of these consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

AND THE SIX MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

	Three Months Ended	Six Months Ended
	September 30, 2014	September 30, 2014

Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Selling, general and administrative expenses	51,307	1,376,948

(Loss) from operations	(51,307)	(1,376,948)

Other income (expense)	(850,000)	(850,000)

Net (loss)	$(901,307)	$(2,226,948)

Weighted average shares outstanding - basic and diluted	23,892,000	23,892,000

(Loss) per shares - basic and diluted	$(0.04)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2014	23,892,000	$2,389	$573,001	$(133,607)	$441,783

Fair value of warrants issued for services	—	—	1,257,000	—	1,257,000

Net (loss)	—	—	—	(2,226,948)	(2,226,948)

Balance, September 30, 2014	23,892,000	$2,389	$1,830,001	$(2,360,555)	$(528,165)

The accompanying notes are an integral part of these consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,226,948)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of warrants issued for consulting services	1,257,000
Changes in:
Deposits for acquisitions	844,000
Current liabilities	91,796

Net cash used in operating activities	(34,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from stockholder	34,017

Net cash provided by financing activities	34,017

NET DECREASE IN CASH AND CASH EQUIVALENTS	(135)

CASH AND CASH EQUIVALENTS
Beginning of the period	811
End of the period	$676

Supplemental disclosures of cash flow information
Taxes paid	$—
Interest paid	$—

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months ended

September 30, 2014

(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited condensed consolidated financial statements were prepared by Mountain High Acquisitions Corp., pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on July 14, 2014. The results for the six months ended September 30, 2014, are not necessarily indicative of the results to be expected for the year ending March 31, 2015.

Organization and Line of Business

Mountain High Acquisitions Corp., formerly known as Wireless Attachments, Inc., (the “Company”) was incorporated under the laws of the State of Colorado on September 22, 2010. The Company was incorporated for the purpose of developing solar cloth membranes for outdoor active wear that convert sunlight into electrical power and that can be used for charging and/or operating mobile devices such as the iPod and the iPhone.

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

As a result of the reverse merger transactions described above the historical financial statements presented are those of Canna-Life, the operating entity. The Company is now engaged in the business of holding, developing and managing real property.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,226,948 and used cash for operations of $34,152 for the six months ended September 30, 2014 and has an accumulated deficit of $2,360,555 and a working capital deficit of $534,165 as of September 30, 2014. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements have been presented in United States Dollars ($ or “USD”). The fiscal year end is March 31.

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

Deposit for Acquisition of Property

The deposit for acquisition of property at March 31, 2014 relates to amounts paid to Deep Blue Enterprises, LLC (“Deep Blue”) to acquire 100% of Deep Blue’s interests in three properties commonly known as the “Isabelle Property,” which is located in Lafayette, Boulder County, Colorado, the “Pueblo Property,” which is located in Avondale, Pueblo County, Colorado, and the “Madison St. Property,” which is located in Denver, Denver County, Colorado. The deposit is recorded in the accompanying consolidated balance sheet at the amounts paid. On October 1, 2014 the contract expired by its terms and the monies contributed during the due diligence are unrecoverable and have been written off as of September 30, 2014.

The Deposit for Acquisition, at September 30, 2014, relates to the acquisition of the Greenhorn Property in Pueblo Colorado entered into in July 2014.

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

Basic and Diluted Loss Per Share

Earnings per share are calculated in accordance with the ASC Topic 260, Earnings Per Share. Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 904,000 warrants outstanding at September 30, 2014, which were excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

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

Note 3 – Advances from Stockholder

Alan Smith, the Company’s Chief Executive officer and a director, has advanced money to fund the Company’s operations. The amount due to stockholder at September 30, 2014 and March 31, 2014 was $441,895 and $407,878, respectively. The amount is unsecured, due upon demand and non-interest bearing.

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

In connection with reverse merger transaction, the original stockholders of the Company retained 15,788,000 shares of common stock of which 6,500,000 of those shares were purchased by Mr. Smith concurrent with the closing of the transaction between the Company and Canna-Life (see Note 1).

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

The fair value of the 300,000 warrants was determined to be $1,257,000, which was recorded as “Selling, general and administrative expenses” on the accompanying consolidated statement of operations. The fair value was determined using the Black-Scholes model with the following assumptions:

•	Dividend yield of 0%
•	Expected volatility of 215%
•	Risk-free interest rate of 0.24%
•	Expected life of 2.0 years

The following table summarizes the warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price $	Life (in years)
Outstanding, March 31, 2014	604,000	$4.75
Granted	300,000	$4.00
Exercised	—
Forfeited/Canceled	—
Outstanding, September 30, 2014	904,000	$4.50	2.38
Exercisable September 30, 2014	904,000	$4.50	2.38

The number and weighted average exercise prices of all warrants outstanding as of September 30, 2014, are as follows:

	Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Exercise	Remaining
Price $	of Warrants	Price $	Life (Years)
4.00	300,000	4.00	1.76
4.75	604,000	4.75	2.68
	904,000

Note 5 – Commitments and Contingencies

Master Property Purchase and Sale Agreement

On April 30, 2014, the Company entered into a Master Property Purchase and Sale Agreement (the “Agreement”) with Deep Blue Enterprises, LLC, a Colorado limited liability company that is the successor in interest to New Alternatives Consulting LLC (“Deep Blue”).  Subject to the terms and conditions of the Agreement, the Company was to acquire 100% of Deep Blue’s interests in three properties commonly known as the “Isabelle Property,” which is located in Lafayette, Boulder County, Colorado, the “Pueblo Property,” which is located in Avondale, Pueblo County, Colorado, and the “Madison St. Property,” which is located in Denver, Denver County, Colorado (collectively referred to herein as the “Properties”). As consideration for the acquisition of Deep Blue’s interests in the Properties, the Company was to pay to Deep Blue an aggregate of $12,500,000 which was payable in various installments over the next year. Effective October 1, 2014, the Company let the Agreement with Deep Blue expire by its terms. The monies paid to Deep Blue during the due diligence period are unrecoverable from Deep Blue and have been written off as of September 30, 2014.

On September 12, 2014, the Company completed its due diligence on the purchase of 2.38 acres of property and related structures known as the Greenhorn property, locate in Pueblo Colorado. The Company has advanced $6,000.00 earnest money for the Greenhorn property, through a related party. The parties are working toward a definitive agreement within the next 60 days.

Note 6 – Subsequent Events

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 30, 2014, Mountain High Acquisitions Corp., a Colorado corporation (the “Company”) dismissed Haynie & Company, PC (“Haynie”) as the registered independent registered public accountant and appointed BF Borgers CPA PC (“BF Borgers”) as the Company’s registered independent public accounting firm as of October 30, 2014. The decisions to appoint BF Borgers and dismiss Haynie were approved by the Board of Directors of the Company on October 30, 2014.

Other than the disclosure of uncertainty regarding the ability for us to continue as a going concern which was included in our accountant’s report on the financial statements for the year ended March 31, 2014, Haynie’s reports on the financial statements of the Company for the year ended March 31, 2014 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. For the most recent fiscal year and any subsequent interim period through Haynie's termination on October 30, 2014, Haynie disclosed the uncertainty regarding the ability of the Company to continue as a going concern in its accountant’s report on the financial statements.

In connection with the audit and review of the financial statements of the Company through June 30, 2014, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with Haynie’s opinion to the subject matter of the disagreement.

In connection with the audited financial statements of the Company for the year ended March 31, 2014 and interim unaudited financial statements through June 30, 2014, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

Prior to October 30, 2014, the Company did not consult with BF Borgers regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

RESULTS OF OPERATIONS

Working Capital

As of September 30, 2014
Total Current Assets	$676
Total Current Liabilities	534,841
Working Capital (Deficit)	$(534,165)

Cash Flows

Six Months Ended September 30, 2014
Cash Flows from (used in) Operating Activities	$(34,152)
Cash Flows from (used in) Investing Activities	0
Cash Flows from (used in) Financing Activities	34,017
Net Increase (decrease) in Cash during period	$(135)

Operating Revenues

During the six month period ending September 30, 2014, the Company did not record any revenues.

Operating Expenses and Net Loss

The net loss for the three month period ended September 30, 2014 was $901,307, consisting of the write off of the $850,000 property purchase deposit on the expiration of the Deep Blue agreement and $51,307 for legal fees, consulting fees and travel expenses related to due diligence procedures for the purchase of new properties as well as investor relation expenses and other operating expenses since incorporation, including registration, website, postage, transfer agent fees and rent expense.

The net loss for the six months ended September 30, 2014 was $2,226,948 consisting of the write off of the $850,000 property purchase deposit on the expiration of the Deep Blue agreement, $1,257,000 for issuance of warrants and $119,948 for legal fees, consulting fees and travel expenses related to due diligence procedure for the purchase of new properties, as well as investor relation expenses and other operating expenses since incorporation, including registration, website, postage, transfer agent fees and rent expense.

Liquidity and Capital Resources

At September 30, 2014, the Company’s cash balance and total assets were $676 and $6,676, respectively.

As at September 30, 2014, the Company had total liabilities of $534,841, consisting of $86,946 in accounts payable, $6,000 in notes payable, and $441,895 in advances from one stockholder.

As at September 30, 2014, the Company had a working capital deficit of $534,165.

Cashflow used in Operating Activities

During the six month period ended September 30, 2014, the Company used $34,152 of cash for operating activities. Cash used in operations for the six months ended September 30, 2014, is the result of our net loss of $2,226,948, offset by the non-cash expense of $1,257,000 for fair valuation of warrants issued for consulting services, changes in current liabilities of $91,796 and the loss on the expiration of the Deep Blue agreement of $850,000 offset by an increase in deposits of $6,000, for the Greenhorn transaction.

Cashflow used in Investing Activities

During the six month period ended September 30, 2014, the Company did not use or receive cash in investing activities.

Cashflow from Financing Activities

During the six month period ended September 30, 2014, the Company received $34,017 of cash from financing activities. The Company received all of its proceeds from advances from one stockholder.

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

Based on an evaluation as of our most recent fiscal year end our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. Our management has concluded that, as of September 30, 2014, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2014, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quarterly Issuances:

None.

Subsequent Issuances:

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 27, 2011 as part of our Registration Statement on Form S-1.
3.01(a)	Amendment to Articles of Incorporation dated September 22, 2010	Filed with the SEC on October 7, 2011 as part of our Amended Registration Statement on Form S-1/A.
3.01(b)	Amendment to Articles of Incorporation dated March 6, 2014	Filed with the SEC on March 10, 2014 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on July 27, 2011 as part of our Registration Statement on Form S-1.
10.01	Share Exchange Agreement by and among the Company, the controlling stockholders of the Company, Canna-Life, and the shareholders of Canna-Life dated March 6, 2014	Filed with the SEC on March 10, 2014 as part of our Current Report on Form 8-K.
10.02	Addendum to Share Exchange Agreement dated March 18, 2014	Filed with the SEC on March 20, 2014 as part of our Current Report on Form 8-K.
10.03	Consulting Agreement by and between the Company and Dr. Bob Melamede dated April 3, 2014	Filed with the SEC on April 15, 2014 as part of our Current Report on Form 8-K.
10.04	Master Property Purchase and Sale Agreement between Canna-Life Corporation and Deep Blue Enterprises, LLC dated April 30, 2014	Filed with the SEC on May 5, 2014 as part of our Current Report on Form 8-K.
16.01	Letter from Comiskey & Company dated June 21, 2013	Filed with the SEC on June 25, 2013, as part of our Current Report on Form 8-K.
16.02	Letter from AJ Robbins, P.C. dated February 3, 2014	Filed with the SEC on February 4, 2014, as part of our Current Report on Form 8-K.
16.03	Letter from Haynie & Company, P.C. dated October 31, 2014	Filed with the SEC on October 31, 2014, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: November 07, 2014	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: November 07, 2014	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, Treasurer and Director

Dated: November 07, 2014	/s/ Richard G. Stifel
Richard G. Stifel
Its: CFO, Secretary and Director

