Form 10-Q
period 2014-12-31
Mountain High Acquisitions Corp.
filed 2015-02-17
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 17, 2015, there were 38,142,000 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED DECEMBER 31, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MOUNTAIN HIGH ACQUISITIONS CORP.

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2014 AND MARCH 31, 2014

	December 31,	March 31,
	2014	2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$45	$811
TOTAL CURRENT ASSETS	45	811

DEPOSIT FOR ACQUISITION OF PROPERTIES	—	850,000
TOTAL ASSETS	$45	$850,811

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$108,125	$1,150
Notes payable	11,519	—
Advances from Stockholder	441,895	407,878
TOTAL CURRENT LIABILITIES	561,539	409,028

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized,
nil shares issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized,
24,142,000 and 23,892,000 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	2,414	2,389
Additional paid in capital	1,829,976	573,001
Accumulated (deficit)	(2,393,884)	(133,607)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(561,494)	441,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$45	$850,811

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014
AND THE NINE MONTHS ENDED DECEMBER 31, 2014
(UNAUDITED)

	Three Months Ended December 31, 2014	Nine Months Ended December 31, 2014
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Selling, general and administrative expenses	33,329	1,410,277

(Loss) from operations	(33,329)	(1,410,277)

Other income (expense)	—	(850,000)

Net (loss)	(33,329)	$(2,260,277)

Weighted average shares outstanding - basic and diluted	23,957,217	23,913,898

(Loss) per shares - basic and diluted	(0.00)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
(UNAUDITED)

					Total
			Additional		Shareholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, March 31, 2014	23,892,000	$2,389	$573,001	$(133,607)	$441,783

Fair value of warrants issued for services	—	—	1,257,000	—	1,257,000

Shares issued in lieu of compensation	250,000	25	(25)		—

Net (loss)	—	—	—	(2,260,277)	(2,260,277)

Balance, December 31, 2014	24,142,000	$2,414	$1,829,976	$(2,393,884)	$(561,494)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2014
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,260,277)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of warrants issued for consulting services	1,257,000
Changes in:
Deposits for acquisitions	850,000
Current liabilities	118,494

Net cash used in operating activities	(34,783)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit for acquisition of properties	—

Net cash used in investing activities	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from stockholder	34,017

Net cash provided by financing activities	34,017

NET DECREASE IN CASH AND CASH EQUIVALENTS	(766)

CASH AND CASH EQUIVALENTS
Beginning of the period	811
End of the period	$45

Supplemental disclosures of cash flow information
Taxes paid	$—
Interest paid	$—

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months ended

December 31, 2014

(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements were prepared by Mountain High Acquisitions Corp., pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC on July 14, 2014. The results for the nine months ended December 31, 2014, are not necessarily indicative of the results to be expected for the year ending March 31, 2015.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,260,277 and used cash for operations of $34,783 for the nine months ended December 31, 2014 and has an accumulated deficit of $2,393,884 and a working capital deficit of $561,494 as of December 31, 2014. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash from operations.

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

  Persuasive evidence of an arrangement exists
  Delivery has occurred
  The sales price is fixed or determinable
  Collection is reasonably assured

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

Basic and Diluted Loss Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 904,000 warrants outstanding at December 31, 2014, which were excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

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

Note 3 – Advances from Stockholder

Alan Smith, the Company’s Chief Executive officer and a director, has advanced money to fund the Company’s operations. The amount due to stockholder at December 31, 2014 and March 31, 2014 was $441,895 and $407,878, respectively. The amount is unsecured, due upon demand and non-interest bearing.

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

On December 8, 2014, the Company issued 250,000 shares of restricted common stock to Richard G. Stifel, the Company's CFO and a Director, for serving as a Director of the Company.

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

The fair value of the 300,000 warrants was determined to be $1,257,000, which was recorded as “Selling, general and administrative expenses” on the accompanying consolidated statement of operations. The fair value was determined using the Black-Scholes model with the following assumptions:

•	Dividend yield of 0%
•	Expected volatility of 215%
•	Risk-free interest rate of 0.24%
•	Expected life of 2.0 years

The following table summarizes the warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price $	Life (in years)	Value $
Outstanding, March 31, 2014	604,000	$4.75
Granted	300,000	$4.00
Exercised	—
Forfeited/Canceled	—
Outstanding, December 30, 2014	904,000	$4.50	2.38
Exercisable, December 30, 2014	904,000	$4.50	2.38	$—

The number and weighted average exercise prices of all warrants outstanding as of December 31, 2014, are as follows:

	Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Exercise	Remaining
Price $	of Warrants	Price $	Life (Years)
4.00	300,000	4.00	1.76
4.75	604,000	4.75	2.68
	904,000

Note 5 – Commitments and Contingencies

Master Property Purchase and Sale Agreement

On April 30, 2014, the Company entered into a Master Property Purchase and Sale Agreement (the “Agreement”) with Deep Blue Enterprises, LLC, a Colorado limited liability company that is the successor in interest to New Alternatives Consulting LLC (“Deep Blue”).  Subject to the terms and conditions of the Agreement, the Company shall acquire 100% of Deep Blue’s interests in three properties commonly known as the “Isabelle Property,” which is located in Lafayette, Boulder County, Colorado, the “Pueblo Property,” which is located in Avondale, Pueblo County, Colorado, and the “Madison St. Property,” which is located in Denver, Denver County, Colorado (collectively referred to herein as the “Properties”). As consideration for the acquisition of Deep Blue’s interests in the Properties, the Company shall pay to Deep Blue an aggregate of $12,500,000 which is payable in various installments over the next year. Effective August 2014, the Company let the Agreement with Deep Blue expire.

The monies paid to Deep Blue during the due diligence period were unrecoverable from Deep Blue and written off as of September 30, 2014.

On September 12, 2014, the Company completed its due diligence on the purchase of 2.38 acres of property and related structures known as the Greenhorn property, located in Pueblo Colorado. The Company advanced $6,000.00 earnest money for the Greenhorn property, through a related party. During November 2014 the Company decided not to pursue the purchase of the Greenhorn property due economic changes in the market and expensed all costs related to the purchase, $7,000 to selling, general and administrative expenses.

Note 6 – Subsequent Events

On February 8, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Greenlife BiotanX, Inc., a Nevada corporation (“GBX”), and the controlling stockholders of GBX (the “GBX Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired 1,000,000 (100%) shares of common stock of GBX from the GBX (the “GBX Shares”) and in exchange issued 25,000,000 restricted shares of its common stock to the GBX Shareholders (the “MYHI Shares”). As a result of the Share Exchange Agreement, GBX became a wholly-owned subsidiary of the Company. The Share Exchange Agreement contains customary representations, warranties and conditions to closing. The closing of the Share Exchange (the “Closing”) occurred on February 8, 2015 (the “Closing Date”).

On February 8, 2015, the Company entered into a non-binding letter of intent to acquire a certain company that would provide product manufacturing capabilities to the Company. The transaction will be a combination of stock and cash the details of which will be defined in a definitive purchase agreement. The proposed acquisition is scheduled to be completed by February 28, 2015.

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

END NOTES TO FINANCIALS

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

RESULTS OF OPERATIONS

Working Capital

As of December 31, 2014
Total Current Assets	$45
Total Current Liabilities	561,539
Working Capital (Deficit)	$(561,494)

Cash Flows

Nine months Ended December 31, 2014
Cash Flows from (used in) Operating Activities	$(34,783)
Cash Flows from (used in) Investing Activities	0
Cash Flows from (used in) Financing Activities	34,017
Net Increase (decrease) in Cash during period	$(766)

Operating Revenues

During the nine month period ending December 31, 2014, the Company did not record any revenues.

Operating Expenses and Net Loss

The net loss for the three month period ended December 31, 2014 was $33,329, consisting of the write off of the $7,000 property purchase deposit on the expiration of the Greenhorn agreement and $26,329 for legal fees, consulting fees and travel expenses related to due diligence procedures for the purchase of new properties as well as investor relation expenses and other operating expenses since incorporation, including registration, website, postage, transfer agent fees and rent expense.

The net loss for the nine months ended December 31, 2014 was $2,260,277 consisting of the write off of the $850,000 property purchase deposit on the expiration of the Deep Blue agreement, $7,000 for cancellation of the Greenhorn purchase, $1,257,000 for issuance of warrants and $146,277 for legal fees, consulting fees and travel expenses related to due diligence procedure for the purchase of new properties, as well as investor relation expenses and other operating expenses since incorporation, including registration, website, postage, transfer agent fees and rent expense.

Liquidity and Capital Resources

At December 31, 2014, the Company’s cash balance and total assets were $45 and $45, respectively.

At December 31, 2014, the Company had total liabilities of $561,539, consisting of $108,125 in accounts payable, $11,519 in notes payable, and $441,895 in advances from one stockholder.

As at December 31, 2014, the Company had a working capital deficit of $561,494.

Cashflow used in Operating Activities

During the nine month period ended December 31, 2014, the Company used $34,783 of cash for operating activities. Cash used in operations for the nine months ended December 31, 2014, is the result of our net loss of $2,226,948, offset by the non-cash expense of $1,257,000 for fair valuation of warrants issued for consulting services, changes in current liabilities of $118,494 and the loss on the expiration of the Deep Blue agreement of $850,000.

Cashflow used in Investing Activities

During the nine month period ended December 31, 2014, the Company did not use or receive cash in investing activities.

Cashflow from Financing Activities

During the nine month period ended December 31, 2014, the Company received $34,017 of cash from financing activities. The Company received all of its proceeds from advances from one stockholder.

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

Based on an evaluation as of our most recent fiscal year end our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quarterly Issuances:

On December 8, 2014, the Company issued 250,000 shares of restricted common stock to Richard G. Stifel, the Company's CFO and a Director, for serving as a Director of the Company.

Subsequent Issuances:

On February 8, 2015, the Company issued 25,000,000 shares of restricted common stock to the GBX Shareholders pursuant to the Share Exchange Agreement with Greenlife BiotanX, Inc., as reported on Form 8-K filed with the SEC on February 12, 2015, in exchange for 1,000,000 (100%) share of common stock of GBX from the GBX Shareholders.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 27, 2011 as part of our Registration Statement on Form S-1.
3.01 (a)	Amendment to Articles of Incorporation dated September 22, 2010	Filed with the SEC on October 7, 2011 as part of our Amended Registration Statement on Form S-1/A.
3.01 (b)	Amendment to Articles of Incorporation dated March 6, 2014	Filed with the SEC on March 10, 2014 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on July 27, 2011 as part of our Registration Statement on Form S-1.
10.01	Share Exchange Agreement by and among the Company, the controlling stockholders of the Company, Canna-Life, and the shareholders of Canna-Life dated March 6, 2014	Filed with the SEC on March 10, 2014 as part of our Current Report on Form 8-K.
10.02	Addendum to Share Exchange Agreement dated March 18, 2014	Filed with the SEC on March 20, 2014 as part of our Current Report on Form 8-K.
10.03	Consulting Agreement by and between the Company and Dr. Bob Melamede dated April 3, 2014	Filed with the SEC on April 15, 2014 as part of our Current Report on Form 8-K.
10.04	Master Property Purchase and Sale Agreement between Canna-Life Corporation and Deep Blue Enterprises, LLC dated April 30, 2014	Filed with the SEC on May 5, 2014 as part of our Current Report on Form 8-K.
10.05	Share Exchange Agreement by and among the Company, the controlling shareholders of the Company, GreenLife BiotanX, Inc. and the controlling shareholders of GreenLife BiotanX, Inc., dated February 8, 2015.	Filed with the SEC on February 12, 2015 as part of our Current Report on Form 8-K.
16.01	Letter from Comiskey & Company dated June 21, 2013	Filed with the SEC on June 25, 2013, as part of our Current Report on Form 8-K.
16.02	Letter from AJ Robbins, P.C. dated February 3, 2014	Filed with the SEC on February 4, 2014, as part of our Current Report on Form 8-K.
16.03	Letter from Haynie & Company, P.C. dated October 31, 2014	Filed with the SEC on October 31, 2014, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101. INS*	XBRL Instance Document	Filed herewith.
101. SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101. LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: February 17, 2015	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: February 17, 2015	/s/ Alan Smith
Alan Smith
Its: President, CEO, Treasurer and Director

Dated: February 17, 2015	/s/ Richard G. Stifel
Richard G. Stifel
Its: CFO, Secretary and Director

