Form 10-K
period 2015-03-31
Mountain High Acquisitions Corp.
filed 2015-07-27
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2015
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
(303) 544-2155
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

Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $1,272,859 based upon the price $0.15 at which the common stock was last sold as of the last business day of the most recently completed fourth fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “MYHI.”

As of July 16, 2015, there were 64,681,267 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Business of the Company after the Acquisition of Canna-Life Corporation

Mountain High initially started as a strategic real estate investment firm whose primary focus is acquiring and equipping commercial facilities to be leased to and utilized by the commercial marijuana industry in Colorado. The Company does not and will not grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act. Mountain High was poised to become one of the largest holder of properties zoned and approved for use by the commercial marijuana industry in Colorado. See below for subsequent changes to the direction of the Company

Mountain High’s focus was to hold, develop and manage real property. The Company intended to serve the marijuana industry as a landlord and equipment supplier providing value-added state-of-art facilities and services for licensed growers.

On February 8 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Greenlife BiotanX, Inc., a Nevada corporation (“GBX”), and the controlling stockholders of GBX (the “GBX Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired 1,000,000 (100%) shares of common stock of GBX from the GBX (the “GBX Shares”) and in exchange issued 25,000,000 restricted shares of its common stock to the GBX Shareholders (the “MYHI Shares”). As a result of the Share Exchange Agreement, GBX became a wholly-owned subsidiary of the Company. The Share Exchange Agreement contains customary representations, warranties and conditions to closing. The closing of the Share Exchange (the “Closing”) was to occur on February 8, 2015 (the “Closing Date”). On April 30, 2015 the Share Exchange Agreement was modified to reflect a change in the number of share being issued to GBX Shareholders from 25,000,000 shares to 10,000,000. The transaction is expected to close in May 2015

On February 8, 2015, the Company entered into a non-binding letter of intent to acquire a certain company that would provide product manufacturing capabilities to the Company. The transaction will be a combination of stock and cash the details of which will be defined in a definitive purchase agreement. The letter of intent was replaced in April 2015 when the Company entered into a Share Exchange Agreement with Freedom Feed & Seed Inc. (the “FSF Share Exchange Agreement”).. Pursuant to the Share Exchange Agreement, the Company acquired 75,000 (100%) shares of common stock of FSF from FSF (the “FSF Shares”) and in exchange issued 31,429,000 restricted shares of its common stock to the FSF Shareholders (the “MYHI Shares”). As a result of the Share Exchange Agreement, FSF became a wholly-owned subsidiary of the Company. The Share Exchange Agreement contains customary representations, warranties and conditions to closing. The transaction closed on May 19, 2015.

Subsequent to the above transaction, FSF and MYHI enter into a Rescission Agreement the "RA" on June 30, 2015 rescinding the Exchange Agreement. As provided in the RA all MYHI shares issued to FSF will be returned to MYHI and cancelled and MYHI will return all FSF shares received to FSF. FSF has until August1, 2015 to return the MYHI, at which point the RA grants the Secretary of the MYHI the power to cancel the shares in total as attorney-in-fact for the holders of the MYHI shares.

With the acquisition of the above mentioned companies, the focus of the Company has changed from being engaged in the business to hold, develop and manage real property to an integrated multi-dimensional company focused on developing and marketing hemp oil enriched products for the nutraceutical industry.

On April 30, 2015, the Company entered into a Sale and Purchase Agreement to sell Canna-Life Corporation (the "CL Agreement") to Evolution Equities Corporation and Alan Smith.("Purchasers") Under the terms of the CL Agreement the Company will sell 8,104,000 (100%) of its shares of Canna-Life and execute a note Payable for $80,000 to Evolutions Equities Corporation in exchange for the extinguishment of $490,416 of debt due to the Purchasers at March 31, 2015 and $1.00 cash.

Property Acquisitions

On April 30, 2014, Canna-Life Corporation, a wholly owned subsidiary of the Company, entered into a Master Property Purchase and Sale Agreement (the “Agreement”) with Deep Blue Enterprises, LLC, a Colorado limited liability company that is the successor in interest to New Alternatives Consulting LLC (“Deep Blue”).  Subject to the terms and conditions of the Agreement, the Company shall acquire interests in those certain properties commonly known as the “Isabelle Property,” which is located in Lafayette, Boulder County, Colorado, the “Pueblo Property,” which is located in Avondale, Pueblo County, Colorado, and the “Madison St. Property,” which is located in Denver, Denver County, Colorado (collectively referred to herein as the “Properties”). As consideration for the acquisition of Deep Blue’s interests in the Properties, the Company shall pay to Deep Blue an aggregate of Twelve Million Five Hundred Thousand Dollars ($12,500,000). The Company raised $850,000 to meet the initial payment requirements of the Agreement, However, as property valuations for this type of property declined, the Company in August 2014 decided to cease making the required payments and allow the Agreement to expire. The Company decided not to pursue recovery of the payments due to the cost of a protracted legal process and the unlikely event of recovery of the payments should the Company win a judgment.

On April 30, 2015, the Company entered into a Sale and Purchase Agreement to sell Canna-Life Corporation (the "CL Agreement") to Evolution Equities Corporation and Alan Smith.("Purchasers") Under the terms of the CL Agreement the Company will sell 8,104,000 (100%) of its shares of Canna-Life and execute a note Payable for $80,000 to Evolutions Equities Corporation in exchange for the extinguishment of $490,416 of debt due to the Purchasers at March 31, 2015 and $1.00 cash.

Assets

The Company currently has cash of $45.00 and an advance to GreenLife of $50,000.00 as its only assets.

Intellectual Property

The research and development of new technologies to be applied on the properties to be acquired by the Company is an ongoing process. The Company does not own any intellectual property and has yet to incur any expenses for research and development other than as disclosed herein.

Employees

As of the date of this Report, the Company has no full-time employees or part-time employees, other than our officers and directors. We intend to increase the number of our employees and consultants to meet our needs as the Company grows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 1624 Market Street, Suite 202, Denver, Colorado 80202. Currently, this space is sufficient to meet our needs. If we require additional space, we do not foresee any significant difficulties in obtaining additional space.

On April 30, 2014, the Company entered into a Master Property Purchase and Sale Agreement (the “Agreement”) with Deep Blue Enterprises, LLC, a Colorado limited liability company that is the successor in interest to New Alternatives Consulting LLC (“Deep Blue”).  Subject to the terms and conditions of the Agreement, the Company shall acquire 100% of Deep Blue’s interests in three properties commonly known as the “Isabelle Property,” which is located in Lafayette, Boulder County, Colorado, the “Pueblo Property,” which is located in Avondale, Pueblo County, Colorado, and the “Madison St. Property,” which is located in Denver, Denver County, Colorado (collectively referred to herein as the “Properties”). As consideration for the acquisition of Deep Blue’s interests in the Properties, the Company shall pay to Deep Blue an aggregate of $12,500,000 which is payable in various installments over the next year. Effective August 2014, the Company let the Agreement with Deep Blue expire. The monies paid to Deep Blue during the due diligence period were unrecoverable from Deep Blue and written off as of September 30, 2014 .

On September 12, 2014, the Company completed its due diligence on the purchase of 2.38 acres of property and related structures known as the Greenhorn property, located in Pueblo Colorado. The Company has advanced $6,000.00 earnest money for the Greenhorn property, through a related party. During November the Company decided not to pursue the purchase of the Greenhorn property due economic changes in the market and expensed all costs related to the purchase, $7,000 to selling, general and administrative expenses.

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

PART II

ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Common Stock is currently quoted on the OTC Bulletin Board. Our Common Stock has been quoted on the OTC Bulletin Board since June 14, 2012 under the symbol “WRSS.OB.” Effective March 12, 2014, our symbol was changed to “MYHI.OB.” Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter for the past two years as reported by the OTCBB based on our fiscal year end March 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Quarter Ended March 31, 2015	0.15	0.15
Quarter Ended December 31, 2014	0.195	0.061
Quarter Ended September 30, 2014	0.55	0.55
Quarter Ended June 30, 2014	2.15	2.03

Year Ended March 31, 2014
Quarter Ended March 31, 2014	15.00	1.00
Quarter Ended December 31, 2013	N/A	N/A
Quarter Ended September 30, 2013	N/A	N/A
Quarter Ended June 30, 2013	N/A	N/A

Record Holders

As of July 23, 2015, an aggregate of 24,142,000 shares of our Common Stock were issued and outstanding and were owned by approximately 103 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2015	March 31, 2014
Current Assets	$45	$811
Current Liabilities	587,895	409,028
Working Capital (Deficit)	$(587,850)	$(408,217)

Cash Flows

	Year ended March 31, 2015	Year ended March 31, 2014
Cash Flows from (used in) Operating Activities	$(97,783)	$(133,457)
Cash Flows from (used in) Investing Activities	—	(850,000)
Cash Flows from (used in) Financing Activities	97,017	984,268
Net Increase (decrease) in Cash during period	$(766)	$811

Operating Revenues

During the years ended March 31, 2015 and 2014, the Company did not record any revenues.

Operating Expenses and Net Loss

The net loss for the year ended March 31, 2015 was $2,324,633 compared to a net loss of $133,607 for the period January 29, 2014 (inception) to March 31, 2014. The net loss for the year ended March 31, 2015 consisting of the write off of the $850,000 property purchase deposit on the expiration of the Deep Blue agreement, $7,000 for cancellation of the Greenhorn purchase, $1,257,000 for issuance of warrants and $185,633 for legal fees, consulting fees and travel expenses related to due diligence procedure for the purchase of new properties, as well as investor relation expenses and other operating expenses since incorporation, including registration, website, postage, transfer agent fees and rent expense. The loss for the period January 29, 2014 to March 31, 2014 was due to 133,617 for professional fees and general and administrative expenses.

Liquidity and Capital Resources

As at March 31, 2015, the Company’s cash balance and total assets were $50,045 compared to $850,811 as at March 31, 2014. The decrease was due to the loss of the deposit on the Deep Blue property offset by a $50,000 advance to GreenLife, a potential acquisition. was due to financing to the fact that the Company had raised proceeds from financing from issuance of notes payable, of which not all of the funds were spent as at the year-end date.

As at March 31, 2015, the Company had total liabilities of $587,895 compared with total liabilities of $409,028 as at March 31, 2014.  The increase in total liabilities was attributed to $96,329 of accounts payable and accrued liabilities for unpaid operating costs an increase in notes payable of $48,521 for additional financing received during the year, and $34,017 increase in amounts owing to related parties for costs incurred on behalf of the company.

As at March 31, 2015, the Company had a working capital deficit of $587,850 compared with a working capital deficit of $408,217 as at March 31, 2014.  The increase in working capital deficit was attributed to the increase in day-to-day obligations incurred by the Company that were unsettled due to limited amounts of cash flow received from financing activities.

Cashflow from Operating Activities

During the year ended March 31, 2015, the Company used $97,783 of cash for operating activities compared to the use of $133,457 of cash for operating activities during the period January 29, 2014 (inception) to March 31, 2014. The increase in cash used for operating activities was due to the operating loss of $2,324,633 for the year ended March 31, 2015 reduced by $1,257, 000 non-cash fair value of warrant and $944,850 of balance changes to a loss of $133,607 for the period January 29, 2014 (inception) to March 31, 2014.

Cashflow from Investing Activities

The Company did not have any cash flow impact for the year ended March 31, 2015 compared to cash used in investing activities of $850,000 for deposits on property acquisitions for the period January 29,2014 (inception) to March 31, 2014.

Cashflow from Financing Activities

During the year ended March 31, 2015, the Company received $97,017 from financing activities from sale of stock in a private placement of $63,000 and an increase in advance from shareholders of $34,017 compared to $984,268 for the period January 29, 2014 (inception) to March 31, 2014 for sale of stock of $611,500 and $372,768 for funds received from a shareholder.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Item 8. Financial Statements AND SUPPLEMENTARY DATA

MOUNTAIN HIGH ACQUISITIONS CORP.

(a)                 Financial Statements

For the Years Ended March 31, 2015 and March 31, 2014

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

Littleton, Colorado

July 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of Mountain High Acquisitions Corp.:

We have audited the accompanying consolidated balance sheet of Mountain High Acquisitions Corp. (“the Company”) as of March 31, 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Mountain High Acquisitions Corp. as of March 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
July 15, 2015

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	March 31	March 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$45	$811
TOTAL CURRENT ASSETS	45	811

ADVANCES TO AFFILIATE	50,000
DEPOSIT FOR ACQUISITION OF PROPERTIES	—	850,000
TOTAL ASSETS	$50,045	$850,811

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$97,479	$1,150
Notes payable	48,521	—
Advances from Stockholder	441,895	407,878
TOTAL CURRENT LIABILITIES	587,895	409,028

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized,
nil shares issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized,
24,142,000 and 23,892,000 shares issued and outstanding respectively	2,414	2,389
Additional paid in capital	1,917,976	573,001
Accumulated (deficit)	(2,458,240)	(133,607)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(537,850)	441,783
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$50,045	$850,811

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended March 31, 2015	Inception January 29. 2014 (Inception) to March 31,2014

Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Selling, general and administrative expenses	1,474,633	133,607

(Loss) from operations	(1,474,633)	(133,607)

Other income (expense)	(850,000)	—

Net (loss)	$(2,324,633)	$(133,607)

Weighted average shares outstanding - basic and diluted	23,982,315	14,270,951

(Loss) per shares - basic and diluted	$(0.10)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM JANUARY 29, 2014 (INCEPTION) TO MARCH 31, 2015

					Total
			Additional		Shareholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 29, 2014	—	$—	$—	$—	$—

Shares issued for cash	8,104,000	810	610,690		611,500

Shares issued in connection with recapitalization/reverse merger	15,788,000	1,579	(37,689)	—	(36,110)

Net (loss)				(133,607)	(133,607)

Balance March 31, 2014	23,892,000	2,389	573,001	(133,607)	441,783

Fair value of warrants issued for services	—	—	1,257,000	—	1,257,000

Proceeds received for shares not issued			63,000		63,000

Shares issued in lieu of compensation	250,000	25	24,975		25,000

Net (loss)	—	—	—	(2,324,633)	(2,324,633)

Balance, December 31, 2014	24,142,000	$2,414	$1,917,976	$(2,458,240)	$(537,850)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year ended March 31, 2015	January 29, 2014 (Inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,324,633)	$(133,607)
Adjustment to reconcile net loss to net Cash used in operating activities:
Fair value of warrants issued for consulting services	1,257,000	—
Fair value of shares issued for Director seat	25,000
Changes in:	25,000
Deposits for acquisitions	850,000	—
Advances to Affiliate	(50,000)	—
Current liabilities	144,850	150

Net cash used in operating activities	(97,783)	(133,457)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit for acquisition of properties	—	(850,000)
Net cash provided (used) by investing activities	—	(850,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares	63,000	611,500
Proceeds from advances from stockholder	34,017	372,768
Net cash provided by financing activities	97,017	984,268

NET DECREASE IN CASH AND CASH EQUIVALENTS	(766)	811

CASH AND CASH EQUIVALENTS
Beginning of the period	811	—
End of the period	$45	811

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

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

As a result of the reverse merger transactions described above the historical financial statements presented are those of Canna-Life, the operating entity. The Company is now engaged in the business to hold, develop and manage real property. See Subsequent Events for additional information on the focus of MYHI business activity.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,324,633 and used cash for operations of $97,783 for the year ended March 31, 2015 and has an accumulated deficit of $2,458,240 and a working capital deficit of $537,850 as of March 31, 2015. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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

Deposit for Acquisition of Property

Deposit for acquisition of property at March 31, 2014 relates to amounts paid to Deep Blue Enterprises, LLC (“Deep Blue”) to acquire 100% of Deep Blue’s interests in three properties commonly known as the “Isabelle Property,” which is located in Lafayette, Boulder County, Colorado, the “Pueblo Property,” which is located in Avondale, Pueblo County, Colorado, and the “Madison St. Property,” which is located in Denver, Denver County, Colorado. The deposit is recorded in the accompanying consolidated balance sheet at the amounts paid. However, as property valuations for this type of property declined, the Company in August 2014 decided to cease making the required payments and allow the Agreement to expire. The Company decided not to pursue recovery of the payments due to the cost of a protracted legal process and the unlikely event of recovery of the payments, should the Company win a judgment. The Company wrote off the deposit, $850,000 as an Other expense in September 2014 and March 31, 2015.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations. The open tax years are 2011, 2012, 2013 and 2014.

Basic and Diluted Loss Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 904,000 warrants outstanding at March 31, 2015 which were excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

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

Note 3 – Advances from Stockholder

Alan Smith, the Company’s Chief Executive officer and a director, has advanced money to fund the Company’s operations. The amount due to stockholder at March 31, 2015 and March 31, 2014 was $441,895 and $407,878, respectively. The amount is unsecured, due upon demand and non-interest bearing.

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

On December 8, 2014, the Company issued 250,000 shares of restricted common stock to Richard G. Stifel, the Company's CFO and a Director, for serving as a Director of the Company. The Company recorded an expense of $25,000 for the fair market value of these shares.

During March 2015, the Company sold 420,000 shares of common stock through a private placement at $0.15 per share. These shares had not been issued at March 31,2015 and have not been reflected in the shares outstanding or average share outstanding calculations.

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

The fair value of the 300,000 warrants was determined to be $1,257,000, which was recorded as “Selling, general and administrative expenses” on the accompanying consolidated statement of operations. The fair value was determined using the Black-Scholes model with the following assumptions:

•	Dividend yield of 0%
•	Expected volatility of 215%
•	Risk-free interest rate of 0.24%
•	Expected life of 2.0 years

The following table summarizes the warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price $	Life (in years)	Value $
Outstanding, January 29, 2014	—
Granted	604,000	$4.75	2.9
Exercised	—
Forfeited/Canceled	—
Outstanding, March 31, 2014	604,000	$4.75
Granted	300,000	$4.00	2.0
Exercised	—
Forfeited/Canceled	—
Outstanding, March 31, 2015	904,000	$4.50	2.38
Exercisable, March 31, 2015	904,000	$4.50	2.38	$—

The number and weighted average exercise prices of all warrants outstanding as of March 31, 2015, are as follows:

	Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Exercise	Remaining
Price $	of Warrants	Price $	Life (Years)
4.00	300,000	4.00	1.76
4.75	604,000	4.75	1.9
	904,000

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

The Company has federal net operating loss carryforwards of approximately $2,535,031 expiring in various years through 2035. The tax benefit of these net operating losses has been offset by a full allowance for realization. The use of the net operating loss carryfowards may be limited due to the change in control.

Income tax expense (benefit) consists of the following for the period ended March 31, 2014:

Current taxes	$—
Deferred	52,107
Less: valuation allowance	(52,107)
Net income tax provision	$—

Income tax expense (benefit) consists of the following for the period ended March 31, 2015

Current taxes	$—
Deferred taxes	936,555
Less: valuation allowance	(936,555)
Net income tax provision	$—

The Company’s effective tax rate differs from the high statutory rate for the period ended March 31, 2014 and March 31, 2015, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$34.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	-39.0%
Effective income tax rate	$0.0%

As of March 31, 2015, the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$988,662
Less: valuation allowance	(988,662)
Net deferred tax assets	$—

Note 6 – Commitments and Contingencies

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

On September 12, 2014, the Company completed its due diligence on the purchase of 2.38 acres of property and related structures known as the Greenhorn property, located in Pueblo Colorado. The Company has advanced $6,000.00 earnest money for the Greenhorn property, through a related party. During November the Company decided not to pursue the purchase of the Greenhorn property due economic changes in the market and expensed all costs related to the purchase, $7,000 to selling, general and administrative expenses.

Note 7 – Subsequent Events

On February 8, 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Greenlife BiotanX, Inc., a Nevada corporation (“GBX”), and the controlling stockholders of GBX (the “GBX Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired 1,000,000 (100%) shares of common stock of GBX from the GBX (the “GBX Shares”) and in exchange issued 25,000,000 restricted shares of its common stock to the GBX Shareholders (the “MYHI Shares”). As a result of the Share Exchange Agreement, GBX became a wholly-owned subsidiary of the Company. The Share Exchange Agreement contains customary representations, warranties and conditions to closing. The closing of the Share Exchange (the “Closing”) occurred on February 8, 2015 (the “Closing Date”). On April 30, 2015 the Share Exchange Agreement was modified to reflect a change in the number of share being issued to GBX Shareholders from 25,000,000 shares to 10,000,000. The transaction is expected to close in May 2015.

On February 8, 2015, the Company entered into a non-binding letter of intent to acquire a certain company that would provide product manufacturing capabilities to the Company. The transaction will be a combination of stock and cash the details of which will be defined in a definitive purchase agreement. The proposed acquisition is scheduled to be completed by February 28, 2015. In April 2015 the Company entered into a Share Exchange Agreement with Freedom Feed & Seed Inc. (the “FSF Share Exchange Agreement”).. Pursuant to the Share Exchange Agreement, the Company acquired 75,000 (100%) shares of common stock of FSF from FSF (the “FSF Shares”) and in exchange issued 31,429,000 restricted shares of its common stock to the FSF Shareholders (the “MYHI Shares”). As a result of the Share Exchange Agreement, FSF became a wholly-owned subsidiary of the Company. The Share Exchange Agreement contains customary representations, warranties and conditions to closing. The closing of the Share Exchange (the “Closing”) was May 19, 2015.

Subsequent to the above transaction, FSF and MYHI enter into a Rescission Agreement the "RA" on June 30, 2015 rescinding the Exchange Agreement. As provided in the RA all MYHI shares issued to FSF will be returned to MYHI and cancelled and MYHI will return all FSF shares received to FSF. FSF has until August 1, 2015 to return the MYHI, at which point the RA grants the Secretary of the MYHI the power to cancel the shares in total as attorney-in-fact for the holders of the MYHI shares.

With the acquisition of the above mentioned companies, the focus of the Company has changed from being engaged in the business to hold, develop and manage real property to an integrated multi-dimensional company focused on developing and marketing hemp oil enriched products for the nutraceutical industry.

Effective May 1, 2015, Alan M Smith resigned as President and CEO of the Company. Mr. Smith continues as a Director of the Company. On May 1, 2015 the Company announced the appointment of Ms. Teri Vries as President , CEO and a Director of the Company.

Effective June 30, 2015, Ms. Teri Vries resigned as President and CEO of MYHI. Ms. Vries remains a Director of the Company. The Company announced the appointment of Mr. Alan Smith to the positions of President and CEO effective June 30, 2015

On April 30, 2015, the Company entered into a Sale and Purchase Agreement to sell Canna-Life Corporation (the "CL Agreement") to Evolution Equities Corporation and Alan Smith.("Purchasers") Under the terms of the CL Agreement the Company will sell 8,104,000 (100%) of its shares of Canna-Life and execute a note Payable for $80,000 to Evolutions Equities Corporation in exchange for the extinguishment of $490,416 of debt due to the Purchasers at March 31, 2015 and $1.00 cash.

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

In connection with the audited financial statements of the Company for the year ended March 31, 2014 and interim unaudited financial statements through June 30, 2014, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-

Prior to October 30, 2014, the Company did not consult with BF Borgers regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2014, our internal control over financial reporting is effective based on these criteria.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Director(s) and Executive Officer(s)

The following table sets forth the name(s) and age(s) of our current director(s) and executive officer(s):

Name	Age	Position(s) Held	Date of Appointment	Other Public Company Directorships Held
Alan Smith	64	President, Chief Executive Officer, Treasurer and Director	March 5, 2014	None
Richard Stifel	68	Chief Financial Officer, Secretary and Director	October 1, 2015	None

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

Mr. Richard Stifel – Mr. Stifel has acted as manager and founder of RGS Resources, LLC, a regional firm that specializes in providing CFO, controller, and accounting services to start-up and mid-size companies, intermittently since 2001. Mr. Stifel’s services through RGS Resources have spanned a variety of fields. From 2007 to July2012, Mr. Stifel acted as CFO, Secretary and Treasurer of Big Cat Energy Corporation, a publicly-held oil and gas service company that provides water handling solutions to the coal bed methane segment industry (BCTE). While at BCTE, Mr. Stifel implemented an SEC compliance reporting system, negotiated strategic business agreements, oversaw financial accounting and compliance with GAAP, annual budgeting, and development of accounting policies. Prior to BCTE, Mr. Stifel worked as Group Controller for AutomationSolutions International, LLC and as Vice President of Finance for Horizon Resources Corporation, a publicly held company. Mr. Stifel has a Bachelor of Science in Administration with a concentration in Accounting from Colorado State University.

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

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

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

Code of Ethics

The Company has not adopted a Code of Ethics because the Company has only one director, who also serves as sole executive officer of the Company and the Board of Directors chose not to reduce to writing standards designed to deter wrongdoing and promote honest and ethical conduct. The Board of Directors believes that the Company’s very small size and the limited number of personnel who are responsible for its operations make a formal Code of Ethics unnecessary.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended March 31, 2015 and January 29, 2014 (inception) to March 31, 2014:

Summary Compensation Table
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation in Earnings ($)	All Other Compensation ($)	Total ($)
Alan Smith – President, CEO, CFO, Secretary, Treasurer, and Director (1)	2015	$0	$0	$0	$0	$0	$0	$0	$0
	2014	$0	$0l	$0	$0	$0	$0	$0	$0

Richard Stifel-CFO, Secretary and Director (2)	2015	$0	$0	$0	$0	$0	$0	$0	$0

Steve S. Sinohui – Former President, CEO, CFO, Secretary, Treasurer, and Director (1)	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Smith was appointed as the Company’s sole Chief Executive Officer, Chief Financial, Officer, Secretary, Treasurer and Director on March 5, 2014.
(2)	Mr. Stifel was appointed as the Company's Chief Financial Officer, Secretary and a Director on October 1, 2014.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of May 29, 2014, by: (i) each of our director(s); (ii) each of our named executive officer(s); and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Alan Smith (3) 1624 Market Street, Suite 202 Denver, Colorado 80202	Common	14,000,000	57.99%
All Officers and Directors as a Group (1)	Common	14,000,000	58.60%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 24,142,000 issued and outstanding shares of our Common Stock as of March 31, 2015

(3)	Alan Smith, our sole officer and director, owns 14,000,000 shares of our Common Stock.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

None of the director(s) or executive officer(s) of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

☐      disclosing such transactions in reports where required;

☐      disclosing in any and all filings with the SEC, where required;

☐      obtaining disinterested directors consent; and

☐      obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Alan Smith is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended March 31, 2015	January 29, 2014 (Inception) March 31, 2014
Audit fees	$20,500	$9,375
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$20,500	$9,375

Audit Fees

During the fiscal year ended March 31, 2015, we incurred approximately $20,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended March 31, 2014.

During the period January 29,2014 to March 31, 2014, we incurred approximately $9,375.00 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended March 31, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) were $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2015 and 2014 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended March 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $20,350 and $nil, respectively.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 27, 2011 as part of our Registration Statement on Form S-1.
3.01(a)	Amendment to Articles of Incorporation dated September 22, 2010	Filed with the SEC on October 7, 2011 as part of our Amended Registration Statement on Form S-1/A.
3.01(b)	Amendment to Articles of Incorporation dated March 6, 2014	Filed with the SEC on March 10, 2014 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on July 27, 2011 as part of our Registration Statement on Form S-1.
10.01	Share Exchange Agreement by and among the Company, the controlling stockholders of the Company, Canna-Life, and the shareholders of Canna-Life dated March 6, 2014	Filed with the SEC on March 10, 2014 as part of our Current Report on Form 8-K.
10.02	Addendum to Share Exchange Agreement dated March 18, 2014	Filed with the SEC on March 20, 2014 as part of our Current Report on Form 8-K.
10.03	Consulting Agreement by and between the Company and Dr. Bob Melamede dated April 3, 2014	Filed with the SEC on April 15, 2014 as part of our Current Report on Form 8-K.
10.04	Master Property Purchase and Sale Agreement between Canna-Life Corporation and Deep Blue Enterprises, LLC dated April 30, 2014	Filed with the SEC on May 5, 2014 as part of our Current Report on Form 8-K.
16.01	Letter from Comiskey & Company dated June 21, 2013	Filed with the SEC on June 25, 2013, as part of our Current Report on Form 8-K.
16.02	Letter from AJ Robbins, P.C. dated February 3, 2014	Filed with the SEC on February 4, 2014, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
(b)	*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: July 27, 2015	/s/ Alan Smith
By: Alan Smith
Its: President, CEO and Director

Dated: July 27, 2015	/s/ Richard G. Stifel
By: Richard G. Stifel
Its: CFO, Secretary and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: July 27, 2015	/s/ Alan Smith
By: Alan Smith
Its: President, CEO and Director

Dated: July 27, 2015	/s/ Richard G. Stifel
By: Richard G. Stifel
Its: CFO, Secretary and Director

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

