Form 10-Q
period 2015-06-30
Mountain High Acquisitions Corp.
filed 2016-03-29
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MOUNTAIN HIGH ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Colorado	333-175825	27-3515499
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
6501 E. Greenway Pkwy, Suite 103-412 Scottsdale, AZ 85254
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

As of March 28, 2016, there were 33,418,934 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED JUNE 30, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30,	March 31,
	2015	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,774	$45
TOTAL CURRENT ASSETS	2,774	45

ADVANCES	—	50,000
INVENTORY	19,198	—
TOTAL ASSETS	$21,972	$50,045

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$67,613	$97,479
Accrued payroll	57,500	—
Notes payable	172,811	48,521
Advances from Related Parties	35,519	441,895
TOTAL CURRENT LIABILITIES	333,443	587,895

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized,
nil shares issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized,
33,252,267 and 24,142,000 shares issued and outstanding respectively	3,325	2,414
Additional paid in capital	3,752,569	1,917,976
Accumulated (deficit)	(4,067,365)	(2,458,240)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(311,471)	(537,850)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$21,972	$50,045

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014 (UNAUDITED)

	June 30,
	2015	2014

Revenue	$15,440	$—
Cost of revenue	38	—
Gross profit	15,402	—

Selling, general and administrative expenses	198,961	1,325,640
Impairment	2,300,000	—
	2,498,961	1,325,640
(Loss) from operations	(2,483,559)	(1,325,640)

Other income (expense)	(93,878)	—

Net (loss)	$(2,577,437)	$(1,325,640)

Weighted average shares outstanding - basic and diluted	28,079,857	23,892,000

(Loss) per shares - basic and diluted	$(0.09)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM JANUARY 29, 2014 (INCEPTION) TO JUNE 30, 2015

					Total
			Additional		Shareholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 29, 2014	—	$—	$0	$0	$—

Shares issued for cash	8,104,000	810	610,690	—	611,500

Shares issued in connection with recapitalization/reverse merger	15,788,000	1,579	(37,689)	—	(36,110)

Net (loss)	—	—	—	(133,607)	(133,607)

Balance March 31, 2014	23,892,000	2,389	573,001	(133,607)	441,783

Fair value of warrants issued for services	—	—	1,257,000	—	1,257,000

Proceeds received for shares not issued	—	—	63,000	—	63,000

Shares issued in lieu of compensation	250,000	25	24,975	—	25,000

Net (loss)	—	—	—	(2,324,633)	(2,324,633)

Balance, March 31, 2015	24,142,000	2,414	1,917,976	(2,458,240)	(537,850)

Issue shares for proceeds received	420,000	42	(42)	—	—

Private placement	336,667	34	50,466	—	50,500

Purchase GreenLife	10,000,000	1,000	2,299,000	(27,029)	2,272,971

Retire shares from reverse merger	(2,000,000)	(200)	200	—	—

Issue shares in lieu of payment	353,600	35	88,365	—	88,400

Sale of Canna-Life	—	—	(603,396)	995,341	391,945

Net (loss)	—	—	—	(2,577,437)	(2,577,437)

Balance June 30, 2015 (Unaudited)	33,252,267	$3,325	$3,752,569	$(4,067,365)	$(311,471)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014
(UNAUDITED)

	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,577,437)	$(1,325,640)
Adjustment to reconcile net loss to net
Cash used in operating activities:
Fair value of warrants issued for consulting services	—	1,257,000
Changes in:
Deposits for acquisitions	—	—
Impairment goodwill	2,300,000	—
Advances to Affiliate	50,000	—
Loss on extinguishment of debt	53,040
Accounts payable	136	—
Accrued liabilities	57,500	—
Related parties	(6,186)	—
Inventory	(19,198)	—
Current liabilities	76,811	50,915

Net cash used in operating activities	(65,334)	(17,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of GreenLife	(24,360)	—
Disposition of Canna-Life	41,923	—
Net cash provided (used) by investing activities	17,563	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares	50,500	—
Proceeds from advances from stockholder	—	17,705
Net cash provided by financing activities	50,500	17,705

NET DECREASE IN CASH AND CASH EQUIVALENTS	2,729	(20)

CASH AND CASH EQUIVALENTS
Beginning of the period	45	811
End of the period	$2,774	791

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

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

On April 30, 2015, the Company entered into a Sale and Purchase Agreement to sell Canna-Life Corporation (the "CL Agreement") to Evolution Equities Corporation and Alan Smith ("Purchasers"). Under the terms of the CL Agreement the Company sold 8,104,000 (100%) of its shares of Canna-Life and executed a Note Payable for $80,000 to Evolutions Equities Corporation in exchange for the extinguishment of $490,416 of debt due to the Purchasers at March 31, 2015 and $1.00 cash.

On May 22, 2015 the Company completed the acquisition of Greenlife Botanix ("Greenlife") as detailed in the First Amendment to the Shareholder Agreement dated February 8, 2015. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares were valued at the market value on the date of issuance, $0.23, $2,300.000. The amount paid for Greenlife was recorded as Goodwill due to the start up nature of Greenlife and the minimal net assets of Greenlife at the time of acquisition. Subsequent to the purchase of Greenlife the Company entered into a rescission agreement with Freedom Seed and Feed, "FSF", which impaired the integration of Greenlife and FSF into a fully integrated cosmetic company. Due to the rescission of FSF and the remarketing of the Greenlife product line the Company evaluated the book value of the asset and elected to impair the Goodwill value of Greenlife and expensed the $2,300,000 book value in the three months ended June 30, 2015.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,577,437 and used cash for operations of $65,334 for the three months ended June 30, 2015 and has an accumulated deficit of $4,067,365 and a working capital deficit of $330,669 as of June 30, 2015. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements have been presented in United States Dollars ($ or “USD”). The fiscal year end is March 31.

Principles of Consolidation

The accounts of the Company and its wholly–owned subsidiary Canna-Life and GreenLife Botanix are included in the accompanying consolidated financial statements. All intercompany balances and transactions were eliminated in consolidation.

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

Inventories

Inventories consisting of cosmetic products are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and are adjusted to actual cost quarterly based on a physical count. Net realizable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses.

Intangible Assets

The Company accounts for intangibles in accordance with ASC 350, Intangible-Goodwill and Other. The Company evaluates intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of intangibles is tested by comparing the carrying amount to the fair value. The fair values are estimated using undiscounted projected net cash flows. If the carrying amount exceeds its fair value, intangibles are considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluates the impairment of intangibles as of the end of each fiscal year or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include:

  a significant decrease in the market value of an asset;
  a significant adverse change in the extent or manner in which an asset is used; or
  an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.

The Company recognized an impairment expense related to intangible assets during the three months ended June 30, 2015 of $2,300,000 and nil for the three months ended June 30, 2014

Income Taxes

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

The Company has no tax positions at June 30, 2015, or March 31, 2015, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Basic and Diluted Loss Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 904,000 warrants outstanding at June 30, 2015, which were excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

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

Note 3 – Advances from Stockholder

Alan Smith, the Company’s Chief Executive officer and a director, has advanced money to fund the Company’s operations. The amount due to stockholder at June 30, 2015 and March 31, 2014 was $8,500 and $441,895, respectively. The amount is unsecured, due upon demand and non-interest bearing.

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

On December 8, 2014, the Company issued 250,000 restricted shares of restricted common stock to Richard G. Stifel, the Company's CFO and a Director, for serving as a Director of the Company. The Company recorded an expense of $25,000 for the fair market value of these shares.

During March 2015, the Company sold 420,000 restricted shares of common stock through a private placement at $0.15 per share. These shares were issued on April 14, 2015.

During the three months ended June 30, 2015 the Company issued 336,667 restricted shares through a private placement at $0.15 per share.

On May 22,2015, The Company issued 10,000,000 restricted shares to the shareholders of Greenlife Botanix pursuant to closing the Share Exchange Agreement dated February 8, 2015. The shares were valued at the fair market trading value, $0.23, on the closing date.

The Company issued 353,600 restricted shares to a vendor in lieu of payment of $35,360 that was owed to the vendor at March 31, 2015. The shares were recorded at the fair market value of $0.25 per share or $88,400. The difference in value, $53,040, was written off as a loss on extinguishment of debt in the three months ended June 30, 2015.

Pursuant to agreements with potential investors; Alan Smith, CEO and a Director, retired 2,000,000 shares he received from the reverse merger referenced above. The share retirement was valued at par $0.0001 per share.

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

  Dividend yield of 0%
  Expected volatility of 215%
  Risk-free interest rate of 0.24%
  Expected life of 2.0 years

The following table summarizes the warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price $	Life (in years)	Value $
Outstanding, March 31, 2014	604,000	$4.75
Granted, April 3, 2014	300,000	$4.00
Exercised	—
Forfeited/Canceled	—
Outstanding, June 30, 2015	904,000	$4.50	1.53
Exercisable, June 30, 2015	904,000	$4.50	1.53	$—

The number and weighted average exercise prices of all warrants outstanding as of June 30, 2015, are as follows:

	Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Exercise	Remaining
Price $	of Warrants	Price $	Life (Years)
4.00	300,000	4.00	0.76
4.75	604,000	4.75	1.93
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

The Company has federal net operating loss carryforwards of approximately $4,205,322, expiring in various years through 2036. The tax benefit of these net operating losses has been offset by a full allowance for realization. The use of the net operating loss carryfowards may be limited due to the change in control.

Income tax expense (benefit) consists of the following for the three months ended June 30, 2015:

Current taxes	$—
Deferred taxes	970,453
Less: valuation allowance	(970,453)
Net income tax provision	$—

The Company’s effective tax rate differs from the high statutory rate for the period ended June 30, 2015, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$34.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	(39.0)%
Effective income tax rate	$0.0%

As of June 30, 2015, the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$1,929,221
Less: valuation allowance	(1,929,221)
Net deferred tax assets	$—

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

Note 7 – Subsequent Events

The Company has determined that there are no subsequent events to report pertaining to the three months ended June 30, 2015.

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

RESULTS OF OPERATIONS

Working Capital

As of June 30, 2015
Total Current Assets	$2,774
Total Current Liabilities	333,443
Working Capital (Deficit)	$(330,669)

Cash Flows

Three months Ended June 30, 2015
Cash Flows from (used in) Operating Activities	$(65,334)
Cash Flows from (used in) Investing Activities	17,563
Cash Flows from (used in) Financing Activities	50,500
Net Increase (decrease) in Cash during period	$2,729

Operating Revenues

During the three months ending June 30, 2015, the Company recorded sales of $15,440 compared to no revenue for the three months ended June 30, 2014.

Operating Expenses and Net Loss

The net loss for the three month period ended June 30, 2015 was $2,577,437, compared to a loss of $1,325,640 for the three months ended June 30, 2014. The loss for the three months ended June 30, 2015 consisted of the impairment of Goodwill incurred from the purchase of GreenLife of $2,300,000, $57,500 for accrued payroll related costs, $35,815 for legal and accounting and $17,000 for contract labor. Other Income (Expense) was for a gain on the sale of Canna-Life of $48,473 and loss on the recession of the Freedom Seed and Feed transaction of $88,145, loss on extinguishment of debt of $53,040 and interest expense on notes payable of $1,166.

The loss for the three months ended June 30, 2014 is due primarily for fair valuation of warrants issued for consulting services of $1,257,000.

Liquidity and Capital Resources

At June 30, 2015, the Company’s cash balance and total assets were $2,774 and $21,972, respectively.

At June 30, 2015, the Company had total liabilities of $333,443, consisting of $67,613 in accounts payable, $172,811 in notes payable, accrued payroll of $57,500 and $35,519 in advances from a related party.

As at June 30, 2015, the Company had a working capital deficit of $330,669.

Cashflow used in Operating Activities

During the three month period ended June 30, 2015, the Company used $65,334 of cash for operating activities compared to cash used for operating activities of $17,725 for the three months ended June 30, 2014. Cash used for operations for the three months ended June 30, 2015 was due to the operating loss of $1,724,397 and acquisition of $19,198 of inventory, offset by $2,300,000 for Goodwill impairment, the conversion of the advances of $50,000 and accrued payroll of $57,500. Cash used in operations for the three months ended June 30, 2014, is the result of a net loss of $1,325,640, offset by the non-cash expense of $1,257,000 for fair valuation of warrants issued for consulting services, and changes in current liabilities of $50,913.

Cashflow used in Investing Activities

During the three month period ended June 30, 2015, the Company acquired GreenLife Botanix for a net decrease of $24,360 and sold Canna-Life for a net gain of $41,923. There was no investing activities for the three months ended June 30, 2014.

Cashflow from Financing Activities

During the three months ended June 30, 2015 the Company received cash from financing activities from the private placement of restricted stock in the amount of $50,500. During the three month period ended June 30, 2014, the Company received $17,705 of cash from financing activities from one stockholder.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Our management has concluded that, as of June 30, 2015, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2015, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: March 28, 2016	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 28, 2016	/s/ Alan Smith
Alan Smith
Its: President, CEO, Treasurer and Director

Dated: March 28, 2016	/s/ Richard G. Stifel
Richard G. Stifel
Its: CFO, Secretary and Director

