Form 10-Q
period 2015-09-30
Mountain High Acquisitions Corp.
filed 2016-03-31
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MOUNTAIN HIGH ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Colorado	333-175825	27-3515499
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
6501 E. Greenway Pkwy., Suite 103-412 Scottsdale, AZ 85254
(Address of principal executive offices)
(303) 358-3840
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

As of March 31, 2016, there were 33,418,934 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED SEPTEMBER 30, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX	F-1
Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and March 31, 2015	F-2
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2015 and September 30, 2014 (Unaudited) and for the Six Months Ended September 30, 2015 and September 30, 2014 (Unaudited)
F-3
Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2015 and September 30, 2014 (Unaudited)	F-4
Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-5

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30,	March 31,
	2015	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$319	$45
TOTAL CURRENT ASSETS	319	45

ADVANCES	—	50,000
INVENTORY	19,198	—
TOTAL ASSETS	$19,517	$50,045

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$74,023	$97,479
Accrued payroll	87,500	—
Notes payable	226,906	48,521
Advances from Related Parties	16,100	441,895
TOTAL CURRENT LIABILITIES	404,529	587,895

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized,
nil shares issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized,
33,252,267 and 24,142,000 shares issued and outstanding respectively	3,325	2,414
Additional paid in capital	4,747,910	1,917,976
Accumulated (deficit)	(5,136,247)	(2,458,240)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(385,012)	(537,850)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,517	$50,045

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2015	2014	2015	2014

Revenue	$3,437	$—	$19,273	$—
Cost of revenue	—	—	38	—
Gross profit	3,437	—	19,235	—

Selling, general and administrative expenses	75,152	35,490	274,508	1,333,491
Impairment	—	—	2,300,000	—
	75,152	35,490	2,574,508	1,333,491

(Loss) from operations	(71,715)	(35,490)	(2,555,273)	(1,333,491)

Other income (expense)	(1,826)	—	(122,734)	—

Net (loss) before discontinued operations	$(73,541)	$(35,490)	$(2,678,007)	$(1,333,491)

Loss on discontinued operations	—	(865,817)	—	(893,457)

Net income (loss)	(73,541)	(901,307)	(2,678,007)	(2,226,948)

Weighted average shares outstanding - basic and diluted	28,079,857	23,892,000	28,079,857	23,892,000

(Loss) per shares - basic and diluted discontinued operations	$—	$(0.04)	$—	$(0.04)

(Loss) per shares - basic and diluted	$(0.00)	$(0.00)	$(0.10)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,678,007)	$(2,226,948)
Adjustment to reconcile net loss to net
Cash used in operating activities:
Fair value of warrants issued for consulting services	—	1,257,000
Changes in:
Deposits for acquisitions	—	844,000
Impairment goodwill	2,300,000	—
Advances to Affiliate	50,000	—
Accounts payable	136	—
Extinguishment of Debt	53,040	—
Accrued liabilities	87,500	—
Related parties	(6,186)	—
Inventory	(19,198)	—
Current liabilities	117,897	52,409
Discontinued operations	—	39,387
Net cash used in operating activities	(94,818)	(34,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of GreenLife	2,669	—
Disposition of Canna-Life	41,923	—
Net cash provided (used) by investing activities	44,592	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares	50,500	—
Proceeds from advances from stockholder	—	34,017
Net cash provided by financing activities	50,500	34,017

NET DECREASE IN CASH AND CASH EQUIVALENTS	274	(135)

CASH AND CASH EQUIVALENTS
Beginning of the period	45	811
End of the period	$319	676

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

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

On April 30, 2015, the Company entered into a Sale and Purchase Agreement to sell Canna-Life Corporation (the "CL Agreement") to Evolution Equities Corporation and Alan Smith ("Purchasers"). Under the terms of the CL Agreement the Company sold 8,104,000 (100%) of its shares of Canna-Life and executed a Note Payable for $80,000 to Evolutions Equities Corporation in exchange for the extinguishment of $490,416 of debt due to the Purchasers at March 31, 2015 and $1.00 cash. As a result of this transaction all activity for Canna-Life has been reclassified as discontinued operations in the financial statements for MYHI.

On May 19, 2015, the Company entered into the First Amendment to Share Exchange Agreement with Freedom Seed and Feed Shareholders, the "FSF Agreement" or "FSF", to acquire the controlling shares of Freedom Feed and Seed in exchange for 31,429,000 shares of MYHI. During the due diligence process the Company advanced $75,645.30 to FSF for operating expenses. The Company executed notes payable for the advanced funds. On June 30, 2015, the Company executed a Rescission Agreement with FSF canceling the FSF Agreement. The Company was unable to collect the amounts advanced to FSF and wrote off the advance to Other Income (Expense) in June 2015.

On May 22, 2015 the Company completed the acquisition of Greenlife Botanix ("Greenlife") as detailed in the First Amendment to the Shareholder Agreement dated February 8, 2015. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares were valued at the market value on the date of issuance, $0.23, for a total consideration of $2,300,000. The amount paid for Greenlife was recorded as Goodwill due to the start up nature of Greenlife and the minimal net assets of Greenlife at the time of acquisition. Subsequent to the purchase of Greenlife the Company entered into a rescission agreement with Freedom Seed and Feed, "FSF", which impaired the integration of Greenlife and FSF into a fully integrated cosmetic company. Due to the rescission of FSF and the remarketing of the Greenlife product line the Company evaluated the book value of the asset and elected to impair the Goodwill value of Greenlife and expensed the $2,300,000 book value in the three months ended June 30, 2015.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,678,007 and used cash for operations of $94,818 for the six months ended September 30, 2015 and has an accumulated deficit of $5,136,247 and a working capital deficit of $404,210 as of September 30, 2015. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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

Intangible Assets

The Company accounts for intangibles in accordance with ASC 350, Intangible-Goodwill and Other. The Company evaluates intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of intangibles is tested by comparing the carrying amount to the fair value. The fair values are estimated using undiscounted projected net cash flows. If the carrying amount exceeds its fair value, intangibles are considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluates the impairment of intangibles as of the end of each fiscal year or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include:

•	a significant decrease in the market value of an asset;
•	a significant adverse change in the extent or manner in which an asset is used; or
•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.

The Company recognized an impairment expense related to intangible assets during the six months ended September 30, 2015 of $2,300,000 and nil for the six months ended September 30, 2014.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations. The open tax years are 2011, 2012, 2013, 2014 and 2015.

The Company has no tax positions at September 30, 2015, or March 31, 2015, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Basic and Diluted Loss Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 904,000 warrants outstanding at September 30, 2015, which were excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

Discontinued Operations

The Generally Accepted Accounting Principles framework requires special presentation treatment of discontinued operations. This requirement refers to the results of operations of a component of an entity that is either being held for sale or which has already been disposed of.

The designated results of operations must be reported as a discontinued operation within the financial statements if both of the following conditions are present:

•	Resulting elimination. The disposal transaction will result in the operations and cash flows of the component being eliminated from company operations.
•	Continuing involvement. There will be no significant continuing involvement by the company in the operations of the component, once the disposal transaction has been completed. Continuing involvement implies the ability to influence the operating or financial policies of the disposed component.

Due to the above requirements, the financial results relating to Canna-Life are classified as discontinued operations in the MYHI financial statements.

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

In September 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation which removes the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendment is effective for annual reporting periods beginning after December 15, 2014. Early application is permitted. The Company chose to adopt ASU No. 2014-10 in the period ended March 31, 2014.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC, did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Note 3 – Advances from Stockholder

Alan Smith, the Company’s Chief Executive officer and a director, has advanced money to fund the Company’s operations. The amount due to stockholder at September 30, 2015 and March 31, 2015 was $16,100 and $441,895, respectively. The amount is unsecured, due upon demand and non-interest bearing.

Note 4 – Discontinued Operations

The Company had no activity for discontinued operations for the three months and six months ended September 30, 2015.

The Company had a loss from discontinued operations of $865,817 for the three months ended September 30, 2014 and $893,457 for the six months ended September 30, 2014. The losses related to the discontinued Canna-Life operations that were sold in April 2015.

Note 5 – Equity

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

In connection with a reverse merger transaction, the original stockholders of the Company retained 15,788,000 shares of common stock of which 6,500,000 of those shares were purchased by Mr. Smith concurrent with the closing of the transaction between the Company and Canna-Life (see Note 1).

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

During the three months ended September 30, 2015 the Company issued 336,667 restricted shares through a private placement at $0.15 per share.

On May 22, 2015, The Company issued 10,000,000 restricted shares to the shareholders of Greenlife Botanix pursuant to closing the Share Exchange Agreement dated February 8, 2015. The shares were valued at the fair market trading value, $0.23, on the closing date.

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

Warrants

On April 3, 2014, the Company’s entered into a consulting agreement with Dr. Bob Melamede. Pursuant to the consulting agreement, Dr. Melamede was to serve as a member of the Company’s newly formed Advisory Board and act as the Scientific Advisor of the Advisory Board for a term of 12 months. In exchange for Dr. Melamede’s services, he was to receive: (1) $10,000 per year, due and payable in advance; and (2) 300,000 common stock purchase warrants at an exercise price of $4.00 per share, that vest immediately and shall expire on April 3, 2016.

The fair value of the 300,000 warrants was determined to be $1,257,000, which was recorded as “Selling, general and administrative expenses” on the accompanying consolidated statement of operations. The fair value was determined using the Black-Scholes model with the following assumptions:

•	Dividend yield of 0%
•	Expected volatility of 215%
•	Risk-free interest rate of 0.24%
•	Expected life of 2.0 years

The following table summarizes the warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price $	Life (in years)	Value $
Outstanding, March 31, 2014	604,000	$4.75
Granted April 30, 2014	300,000	$4.00
Exercised	—
Forfeited/Canceled	—
Outstanding, September 30, 2015	904,000	$4.50	1.38
Exercisable, September 30, 2015	904,000	$4.50	1.38	$—

The number and weighted average exercise prices of all warrants outstanding as of September 30, 2015, are as follows:

	Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Exercise	Remaining
Price $	of Warrants	Price $	Life (Years)
4.00	300,000	4.00	0.61
4.75	604,000	4.75	1.43
	904,000

Note 6 – Income Taxes

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

The Company has federal net operating loss carryforwards of approximately $4,232,351, expiring in various years through 2036. The tax benefit of these net operating losses has been offset by a full allowance for realization. The use of the net operating loss carryfowards may be limited due to the change in control.

Income tax expense (benefit) consists of the following for the six months ended September 30, 2015:

Current taxes	$—
Deferred taxes	1,005,652
Less: valuation allowance	(1,005,652)
Net income tax provision	$—

The Company’s effective tax rate differs from the high statutory rate for the period ended September 30, 2015, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$34.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	(39.0)%
Effective income tax rate	$0.0%

As of June 30, 2015, the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$2,029,791
Less: valuation allowance	(2,029,791)
Net deferred tax assets	$—

Note 7 – Commitments and Contingencies

Master Property Purchase and Sale Agreement

On April 30, 2014, the Company entered into a Master Property Purchase and Sale Agreement (the “Agreement”) with Deep Blue Enterprises, LLC, a Colorado limited liability company that is the successor in interest to New Alternatives Consulting LLC (“Deep Blue”).  Subject to the terms and conditions of the Agreement, the Company was to acquire 100% of Deep Blue’s interests in three properties commonly known as the “Isabelle Property,” which is located in Lafayette, Boulder County, Colorado, the “Pueblo Property,” which is located in Avondale, Pueblo County, Colorado, and the “Madison St. Property,” which is located in Denver, Denver County, Colorado (collectively referred to herein as the “Properties”). As consideration for the acquisition of Deep Blue’s interests in the Properties, the Company was to pay to Deep Blue an aggregate of $12,500,000 which was to be payable in various installments over the next year. Effective August 2014, the Company let the Agreement with Deep Blue expire. The monies paid to Deep Blue during the due diligence period were unrecoverable from Deep Blue and written off as of September 30, 2014.

On September 12, 2014, the Company completed its due diligence on the purchase of 2.38 acres of property and related structures known as the Greenhorn property, located in Pueblo Colorado. The Company advanced $6,000.00 earnest money for the Greenhorn property through a related party. In November, 2014 the Company decided not to pursue the purchase of the Greenhorn property due economic changes in the market and expensed all costs related to the purchase, $7,000, to selling, general and administrative expenses.

Note 8 – Subsequent Events

The Company has determined that there are no subsequent events to report pertaining to the three months ended September 30, 2015.

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

RESULTS OF OPERATIONS

Working Capital

As of September 30, 2015
Total Current Assets	$319
Total Current Liabilities	404,529
Working Capital (Deficit)	$(404,210)

Cash Flows

Six months Ended September 30, 2015
Cash Flows from (used in) Operating Activities	$(94,818)
Cash Flows from (used in) Investing Activities	44,592
Cash Flows from (used in) Financing Activities	50,500
Net Increase (decrease) in Cash during period	$274

Operating Revenues

During the three months ending September 30, 2015, the Company recorded sales of $3,437 compared to no revenue for the three months ended September 30, 2014. For the six months ending September 30, 2015 the Company recorded sales of $19,273 compared to no sales for the six months ended September 30, 2014. Cost of Revenue is a small percentage of revenue due to the acquisition of sample inventory when GreenLife was acquired. The samples were valued at $0.

Operating Expenses and Net Loss

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The net loss for the three month period ended September 30, 2015 was $73,541, compared to a loss of $901,307 for the three months ended September 30, 2014.

The loss for the three months ended September 30, 2015 consisted primarily of $30,000 for accrued payroll, $4,313 for legal and accounting expenses and $16,650 for contract labor.

The net loss for the three months ended September 30, 2014 was $901,307, consisting of $35,490 for legal fees, consulting fees and travel expenses related to due diligence procedures and $865,817 for the loss on discontinued operations.

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014

The net loss for the six months ended September 30, 2015 was $2,678,007, compared to a loss of $2,226,948 for the six months ended September 30, 2014.

The loss for the six months ended September 30, 2015 consisted of the impairment of Goodwill incurred from the purchase of GreenLife of $2,300,000, $87,500 for accrued payroll related costs, $59,621 for legal and accounting and $43,063 for contract labor. Other Income (Expense) was for a gain on the sale of Canna-Life of $48,473, a loss on the acquisition of GreenLife of $27,029 and loss on the rescission of the Freedom Seed and Feed transaction of $88,145 and a loss on the extinguishment of debt of $53,040 and interest expense on notes payable of $2,992.

The net loss for the six months ended September 30, 2014 was $2,226,948 consisting of $1,257,000 for the issuance of warrants, $119,948 for legal fees, consulting fees and travel expenses related to due diligence procedures for the purchase of new properties and a loss on discontinued operations of $893,457.

Liquidity and Capital Resources

At September 30, 2015, the Company’s cash balance and total assets were $319 and $19,517, respectively.

At September 30, 2015, the Company had total liabilities of $404,529, consisting of $74,023 in accounts payable, $226,906 in notes payable, accrued payroll of $87,500 and $16,100 in advances from a related party.

As at September 30, 2015, the Company had a working capital deficit of $404,210.

Cashflow used in Operating Activities

During the six month period ended September 30, 2015, the Company used $94,818 of cash for operating activities compared to cash used for operating activities of $34,152 for the six months ended September 30, 2014. Cash used for operations for the six months ended September 30, 2015 was due to an operating loss of $2,678,007 and the acquisition of $19,198 of inventory, offset by $2,300,000 for Goodwill impairment, the conversion of the advances of $50,000, extinguishment of debt of $53,040, accrued payroll of $87,500 and an increase in current liabilities of 117,897. Cash used in operations for the six months ended September 30, 2014 was the result of a net loss of $2,226,948, offset by the non-cash expense of $1,257,000 for the fair valuation of warrants issued for consulting services, changes in current liabilities of $91,796 and discontinued operations of $844,000.

Cashflow used in Investing Activities

During the six month period ended September 30, 2015, the Company acquired GreenLife Botanix for a net increase in cashflow of $2,669 and sold Canna-Life for a net gain of $41,923. There were no investing activities in the six months ended September 30, 2014

Cashflow from Financing Activities

During the six months ended September 30, 2015 the Company received cash from a private placement of restricted stock in the amount of $50,500. During the six month period ended September 30, 2014, the Company received $34,017 of cash from one stockholder.

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

Based on an evaluation as of our most recent fiscal year end our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. Our management has concluded that, as of September 30, 2015, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2015, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quarterly Issuances:

None

Subsequent Issuances:

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on July 27, 2011 as part of our Registration Statement on Form S-1.
3.01(a)	Amendment to Articles of Incorporation dated September 22, 2010	Filed with the SEC on October 7, 2011 as part of our Amended Registration Statement on Form S-1/A.
3.01(b)	Amendment to Articles of Incorporation dated March 6, 2014	Filed with the SEC on March 10, 2014 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on July 27, 2011 as part of our Registration Statement on Form S-1.
10.01	Share Exchange Agreement by and among the Company, the controlling stockholders of the Company, Canna-Life, and the shareholders of Canna-Life dated March 6, 2014	Filed with the SEC on March 10, 2014 as part of our Current Report on Form 8-K.
10.02	Addendum to Share Exchange Agreement dated March 18, 2014	Filed with the SEC on March 20, 2014 as part of our Current Report on Form 8-K.
10.03	Consulting Agreement by and between the Company and Dr. Bob Melamede dated April 3, 2014	Filed with the SEC on April 15, 2014 as part of our Current Report on Form 8-K.
10.04	Master Property Purchase and Sale Agreement between Canna-Life Corporation and Deep Blue Enterprises, LLC dated April 30, 2014	Filed with the SEC on May 5, 2014 as part of our Current Report on Form 8-K.
16.01	Letter from Comiskey & Company dated September21, 2013	Filed with the SEC on September25, 2013, as part of our Current Report on Form 8-K.
16.02	Letter from AJ Robbins, P.C. dated February 3, 2014	Filed with the SEC on February 4, 2014, as part of our Current Report on Form 8-K.
16.03	Letter from Haynie & Company, P.C. dated October 31, 2014	Filed with the SEC on October 31, 2014, as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: March 31, 2016	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 31, 2016	/s/ Alan Smith
Alan Smith
Its: President, CEO, Treasurer and Director

Dated: March 31, 2016	/s/ Richard G. Stifel
Richard G. Stifel
Its: CFO, Secretary and Director

