Form 10-Q
period 2015-12-31
Mountain High Acquisitions Corp.
filed 2016-03-31
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

PERIOD ENDED DECEMBER 31, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	December 31,	March 31,
	2015	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$265	$45
TOTAL CURRENT ASSETS	265	45

ADVANCES	—	50,000
INVENTORY	60,412	—
TOTAL ASSETS	$60,677	$50,045

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$145,890	$97,479
Accrued payroll	87,500	—
Notes payable	242,614	48,521
Advances from Related Parties	16,100	441,895
TOTAL CURRENT LIABILITIES	492,104	587,895

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized,
nil shares issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized,
33,252,267 and 24,142,000 shares issued and outstanding respectively	3,325	2,414
Additional paid in capital	4,747,910	1,917,976
Accumulated (deficit)	(5,182,662)	(2,458,240)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(431,427)	(537,850)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$60,677	$50,045

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014
AND NINE MONTHS ENDED DECEMBER 30, 2015 AND 2014
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2015	2014	2015	2014

Revenue	$2,018	$—	$21,291	$—
Cost of revenue	1,050	—	1,088	—
Gross profit	968	—	20,203	—

Selling, general and administrative expenses	45,536	26,313	320,045	1,369,804
Impairment	—	—	2,300,000	—
	45,536	26,313	2,620,045	1,369,804

(Loss) from operations	(44,568)	(26,313)	(2,599,842)	(1,369,804)

Other income (expense)	(1,846)	—	(124,580)	—

Net (loss) before discontinued operations	$(46,414)	$(26,313)	$(2,724,422)	$(1,369,804)

Loss on discontinued operations	—	(7,016)	—	(890,473)

Net income (loss)	(46,414)	(33,329)	(2,724,422)	(2,260,277)

Weighted average shares outstanding - basic and diluted	28,079,857	23,892,000	28,079,857	23,892,000

(Loss) per shares - basic and diluted discontinued operations	$—	$(0.00)	$—	$(0.04)

(Loss) per shares - basic and diluted	$(0.00)	$(0.00)	$(0.10)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014
(UNAUDITED)

	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,724,422)	$(2,260,277)
Adjustment to reconcile net loss to net
Cash used in operating activities:
Fair value of warrants issued for consulting services	—	1,257,000
Changes in:
Deposits for acquisitions	—	850,000
Impairment goodwill	2,300,000	—
Advances to Affiliate	50,000	—
Accounts payable	136	—
Extinguishment of debt	53,040	—
Accrued liabilities	87,500	—
Related parties	(6,186)	—
Inventory	(60,412)	—
Current liabilities	205,472	78,732
Discontinued operations	—	39,762
Net cash used in operating activities	(94,872)	(34,783)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of GreenLife	2,669	—
Disposition of Canna-Life	41,923	—
Net cash provided (used) by investing activities	44,592	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares	50,500	—
Proceeds from advances from stockholder	—	34,017
Net cash provided by financing activities	50,500	34,017

NET DECREASE IN CASH AND CASH EQUIVALENTS	220	(766)

CASH AND CASH EQUIVALENTS
Beginning of the period	45	811
End of the period	$265	45

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

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

On April 30, 2015, the Company entered into a Sale and Purchase Agreement to sell Canna-Life Corporation (the "CL Agreement") to Evolution Equities Corporation and Alan Smith ("Purchasers"). Under the terms of the CL Agreement the Company sold 8,104,000 (100%) of its shares of Canna-Life and execute a Note Payable for $80,000 to Evolutions Equities Corporation in exchange for the extinguishment of $490,416 of debt due to the Purchasers at March 31, 2015 and $1.00 cash. As a result of this transaction all activity for Canna-Life has been reclassified as discontinued operations in the financial statements for MYHI.

On May 19, 2015, the Company entered into the First Amendment to the Share Exchange Agreement with Freedom Seed and Feed Shareholders, the "FSF Agreement" or "FSF", to acquire the controlling shares of Freedom Feed and Seed in exchange for 31,429,000 shares of MYHI. During the due diligence process the Company advanced $75,645.30 to FSF for operating expenses. The Company executed notes payable for the advanced funds. On June 30, 2015, the Company executed a Rescission Agreement with FSF canceling the FSF Agreement. The Company was unable to collect the amounts advanced to FSF and wrote off the advance to Other Income (Expense) in June 2015.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,724,422 and used cash for operations of $94,872 for the nine months ended December 31, 2015 and has an accumulated deficit of $5,182,662 and a working capital deficit of $491,839 as of December 31, 2015. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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

The Company recognized an impairment expense related to intangible assets during the nine months ended December 31, 2015 of $2,300,000 and nil for the nine months ended December 31, 2014.

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

The Company has no tax positions at December 31, 2015, or March 31, 2015, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Basic and Diluted Loss Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 904,000 warrants outstanding at December 31, 2015, which were excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

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

Note 3 – Advances from Stockholder

Alan Smith, the Company’s Chief Executive officer and a director, has advanced money to fund the Company’s operations. The amount due to stockholder at December 31, 2015 and March 31, 2015 was $16,100 and $441,895, respectively. The amount is unsecured, due upon demand and non-interest bearing.

Note 4 – Discontinued Operations

The Company had no activity for discontinued operations for three months and nine months ended December 31, 2015.

The Company had a loss from discontinued operations of $7,016 for the three months ended December 31, 2014 and $890,473 for the nine months ended December 31, 2014. The losses related to the discontinued Canna-Life operations that were sold in April 2015.

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

During March 2015, the Company sold 420,000 restricted shares of common stock through a private placement at $0.15 per share. These shares were issued on April 14,2015

During the three months ended December 31, 2015 the Company issued 336,667 restricted shares through a private placement at $0.15 per share.

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

Warrants

On April 3, 2014, the Company’s entered into a consulting agreement with Dr. Bob Melamede. Pursuant to the consulting agreement, Dr. Melamede was to serve as a member of the Company’s newly formed Advisory Board and act as the Scientific Advisor of the Advisory Board for a term of 12 months. In exchange for Dr. Melamede’s services, he was to receive: (1) $10,000 per year, due and payable in advance; and (2) 300,000 common stock purchase warrants at an exercise price of $4.00 per share, that vested immediately and shall expire on April 3, 2016.

The fair value of the 300,000 warrants was determined to be $1,257,000, which was recorded as “Selling, general and administrative expenses” on the accompanying consolidated statement of operations. The fair value was determined using the Black-Scholes model with the following assumptions:

•	Dividend yield of 0%
•	Expected volatility of 215%
•	Risk-free interest rate of 0.24%
•	Expected life of 2.0 years

The following table summarizes the warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price $	Life (in years)	Value $
Outstanding, March 31, 2014	604,000	$4.75
Granted April 30, 2014	300,000	$4.00
Exercised	—
Forfeited/Canceled	—
Outstanding, December 31, 2015	904,000	$4.50	1.13
Exercisable, December 31, 2015	904,000	$4.50	1.13	$—

The number and weighted average exercise prices of all warrants outstanding as of December 31, 2015, are as follows:

	Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Exercise	Remaining
Price $	of Warrants	Price $	Life (Years)
4.00	300,000	4.00	0.26
4.75	604,000	4.75	1.18
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

The Company has federal net operating loss carryforwards of approximately $4,278,765 expiring in various years through 2036. The tax benefit of these net operating losses has been offset by a full allowance for realization. The use of the net operating loss carryfowards may be limited due to the change in control.

Income tax expense (benefit) consists of the following for the nine months ended December 31, 2015:

Current taxes	$—
Deferred taxes	1,021,897
Less: valuation allowance	(1,021,897)
Net income tax provision	$—

The Company’s effective tax rate differs from the high statutory rate for the period ended December 31, 2015, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$34.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	(39.0)%
Effective income tax rate	$0.0%

As of December 31, 2015, the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$2,076,205
Less: valuation allowance	(2,076,205)
Net deferred tax assets	$—

Note 7 – Commitments and Contingencies

Master Property Purchase and Sale Agreement

On April 30, 2014, the Company entered into a Master Property Purchase and Sale Agreement (the “Agreement”) with Deep Blue Enterprises, LLC, a Colorado limited liability company that is the successor in interest to New Alternatives Consulting LLC (“Deep Blue”).  Subject to the terms and conditions of the Agreement, the Company shall acquire 100% of Deep Blue’s interests in three properties commonly known as the “Isabelle Property,” which is located in Lafayette, Boulder County, Colorado, the “Pueblo Property,” which is located in Avondale, Pueblo County, Colorado, and the “Madison St. Property,” which is located in Denver, Denver County, Colorado (collectively referred to herein as the “Properties”). As consideration for the acquisition of Deep Blue’s interests in the Properties, the Company shall pay to Deep Blue an aggregate of $12,500,000 which is payable in various installments over the next year. Effective August 2014, the Company let the Agreement with Deep Blue expire. The monies paid to Deep Blue during the due diligence period were unrecoverable from Deep Blue and written off as of December 31, 2014.

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

Note 8 – Subsequent Events

The Company has determined that there are no subsequent events to report pertaining to the three months ended December 31, 2015.

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

RESULTS OF OPERATIONS

Working Capital

As of December 31, 2015
Total Current Assets	$265
Total Current Liabilities	492,104
Working Capital (Deficit)	$(491,839)

Cash Flows

Nine months Ended December 31, 2015
Cash Flows from (used in) Operating Activities	$(94,872)
Cash Flows from (used in) Investing Activities	44,592
Cash Flows from (used in) Financing Activities	50,500
Net Increase (decrease) in Cash during period	$220

Operating Revenues

During the three months ending December 31, 2015, the Company recorded sales of $2,018 compared to no revenue for the three months ended December 31, 2014. For the nine months ending December 31, 2015 the Company recorded sales of $21,291 compared to no sales for the nine months ended December 31, 2014. Cost of Revenue is a small percentage of revenue due to the acquisition of sample inventory when GreenLife was acquired. The samples were valued at $0.

Operating Expenses and Net Loss

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

The net loss for the three month period ended December 31, 2015 was $46,414, compared to a loss of $33,329 for the three months ended December 31, 2014.

The loss for the three months ended December 31, 2015 consisted of $6,567 for legal and accounting, $8,000 for contract labor and other operating expenses of $31,847.

The net loss for the three month period ended December 31, 2014 was $33,329, consisting of $26,329 for legal fees, consulting fees and travel expenses and a of loss on discontinued operations of $7,016.

Nine months Ended December 31, 2015 Compared to Nine months Ended December 31, 2014

The net loss for the nine months ended December 31, 2015 was $2,724,422, compared to a loss of $2,260,277 for the nine months ended December 31, 2014.

The loss for the nine months ended December 31, 2015 consisted of the impairment of Goodwill incurred from the purchase of GreenLife of $2,300,000, $87,500 for accrued payroll related costs, $76,189.91 for legal and accounting and $51,062 for contract labor. Other Income (Expense) was for a gain on the sale of Canna-Life of $48,473 and loss on the rescission of the Freedom Seed and Feed transaction of $88,145, loss on extinguishment of debt of $53,040, a loss on the acquisition of GreenLife of $27,029 and interest expense on notes payable of $4,838.

The net loss for the nine months ended December 31, 2014 was $2,260,277 consisting of $1,257,000 for the issuance of warrants, $146,277 for legal fees, consulting fees and travel expenses and other operating expenses since incorporation and a loss on discontinued operations of $890,473.

Liquidity and Capital Resources

At December 31, 2015, the Company’s cash balance and total assets were $265 and $60,677, respectively.

At December 31, 2015, the Company had total liabilities of $492,104, consisting of $145,890 in accounts payable, $242,614 in notes payable, accrued payroll of $87,500 and $16,100 in advances from a related party.

As at December 31, 2015, the Company had a working capital deficit of $491,839.

Cashflow used in Operating Activities

During the nine month period ended December 31, 2015, the Company used $94,872 of cash for operating activities compared to cash used for operating activities of $34,783 for the nine months ended December 31, 2014. Cash used for operations for the nine months ended December 31, 2015 was due to the operating loss of $2,724,422 and the acquisition of $60,412 of inventory, offset by $2,300,000 for Goodwill impairment, the conversion of the advances of $50,000, loss on extinguishment of debt of $53,040, accrued payroll of $87,500 and an increase in current liabilities of $199,286. Cash used in operations for the nine months ended December 31, 2014, is the result of a net loss of $2,260,277, offset by the non-cash expense of $1,257,000 for the fair valuation of warrants issued for consulting services, changes in current liabilities of $118,494 and discontinued operations of $850,000.

Cashflow used in Investing Activities

During the nine month period ended December 31, 2015, the Company acquired GreenLife Botanix for a net increase of $2,669 in cash and sold Canna-Life for a net gain of $41,923. There were no investing activities in the nine months ended December 31, 2014.

Cashflow from Financing Activities

During the nine months ended December 31, 2015 the Company received cash from the private placement of restricted stock in the amount of $50,500. During the nine month period ended December 31, 2014, the Company received $34,017 of cash from financing activities from one stockholder.

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

Based on an evaluation as of our most recent fiscal year end our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2015, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

