Form 10-K
period 2016-03-31
Mountain High Acquisitions Corp.
filed 2016-07-14
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from ________ to _________

MOUNTAIN HIGH ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Colorado	333-175825	27-3515499
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
6501 E Greenway Parkway, #103-412 Scottsdale AZ 85254
(Address of principal executive offices)
(303) 358-3840
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $1,065,344 based upon the price $0.05 at which the common stock was last sold as of the last business day of the most recently completed fourth fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “MYHI.”

As of July 14, 2016 there were 44,750,221 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

From September 22, 2010 and before the Share Exchange (as described below), the Company had been in the research and development phase. We intended to develop solar cloth membranes and solar charging units for outdoor active wear that convert sunlight into electrical power that could be used for charging and operating mobile devices, such as the iPhone and iPod.

On March 6, 2014, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Canna-Life Corporation, a Colorado corporation whose primary business was to hold, develop and manage real property (“Canna-Life”), the shareholders of Canna-Life (the “Canna-Life Shareholders”), and the controlling stockholders of the Company (the “WAI Controlling Stockholders”). Pursuant to the Share Exchange Agreement, the Company acquired 8,104,000 (100%) shares of common stock of Canna-Life from the Canna-Life Shareholders (the “Canna-Life Shares”) and in exchange issued 8,104,000 restricted shares of its common stock to the Canna-Life Shareholders (the “Company Shares”). As a result of the Share Exchange, Canna-Life became a wholly-owned subsidiary of the Company and the Company carried on the business of Canna-Life as its primary business. The Share Exchange Agreement contained customary representations, warranties and conditions to closing. The closing of the Share Exchange (the “Closing”) occurred on March 6, 2014 (the “Closing Date”).

On March 11, 2014, the Company’s name was changed from Wireless Attachments, Inc. to Mountain High Acquisitions Corp. Additionally, the Company’s ticker symbol, as of the open of business on March 12, 2014, changed from “WRSS” to “MYHI.”

Business of the Company after the Acquisition of Canna-Life Corporation

Mountain High initially started as a strategic real estate investment firm whose primary focus was acquiring and equipping commercial facilities to be leased to and utilized by the commercial marijuana industry in Colorado. The Company does not and will not grow, harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act. Mountain High was poised to become one of the largest holders of properties zoned and approved for use by the commercial marijuana industry in Colorado. See below for subsequent changes to the direction of the Company

As Mountain High’s new focus was to hold, develop and manage real property, the research and development efforts initiated by Wireless Attachments, Inc. were terminated.

On February 8 2015, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Greenlife BiotanX, Inc., a Nevada corporation (“GBX”), and the controlling stockholders of GBX (the “GBX Shareholders”). Pursuant to the Share Exchange Agreement, the Company acquired 1,000,000 (100%) shares of common stock of GBX from the GBX (the “GBX Shares”) and in exchange issued 25,000,000 restricted shares of its common stock to the GBX Shareholders (the “MYHI Shares”). As a result of the Share Exchange Agreement, GBX became a wholly-owned subsidiary of the Company. The Share Exchange Agreement contains customary representations, warranties and conditions to closing. The closing of the Share Exchange (the “Closing”) was to occur on February 8, 2015 (the “Closing Date”). On April 30, 2015 the Share Exchange Agreement was modified to reflect a change in the number of share being issued to GBX Shareholders from 25,000,000 shares to 10,000,000. The transaction closed May 22, 2015.

On April 1, 2015 the Company entered into a Share Exchange Agreement with Freedom Feed & Seed Inc. (the “FSF Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company acquired 75,000 (100%) shares of common stock of FSF from FSF (the “FSF Shares”) and in exchange issued 31,429,000 restricted shares of its common stock to the FSF Shareholders (the “MYHI Shares”). As a result of the Share Exchange Agreement, FSF became a wholly-owned subsidiary of the Company. The Share Exchange Agreement contained customary representations, warranties and conditions to closing. The transaction closed on May 19, 2015.

Subsequent to the above transaction, FSF and MYHI enter into a Rescission Agreement (the "RA") on June 30, 2015 rescinding the Exchange Agreement. As provided in the RA all MYHI shares issued to FSF were to be returned to MYHI and cancelled and MYHI was to return all FSF shares received to FSF. FSF had until August 1, 2015 to return the MYHI shares, at which point the RA granted the Secretary of MYHI the power to cancel the shares in total as attorney-in-fact for the holders of the MYHI shares. As of March 31, 2016, none of the shares had been cancelled. On April 25, 2016, 28,604,173 of the shares were returned and cancelled. A hold has been placed on the remaining 2,824,827 outstanding shares by our transfer agent.

On April 30, 2015, the Company entered into a Sale and Purchase Agreement to sell Canna-Life Corporation (the "CL Agreement") to Evolution Equities Corporation and Alan Smith.("Purchasers") Under the terms of the CL Agreement the Company will sell 8,104,000 (100%) of its shares of Canna-Life and execute a note Payable for $80,000 to Evolutions Equities Corporation in exchange for the extinguishment of $490,416 of debt due to the Purchasers at March 31, 2016 and $1.00 cash.

Property Acquisitions

On April 30, 2014, Canna-Life Corporation, a wholly owned subsidiary of the Company, entered into a Master Property Purchase and Sale Agreement (the “Agreement”) with Deep Blue Enterprises, LLC, a Colorado limited liability company that was the successor in interest to New Alternatives Consulting LLC (“Deep Blue”).  Subject to the terms and conditions of the Agreement, the Company was to acquire interests in those certain properties commonly known as the “Isabelle Property,” which is located in Lafayette, Boulder County, Colorado, the “Pueblo Property,” which is located in Avondale, Pueblo County, Colorado, and the “Madison St. Property,” which is located in Denver, Denver County, Colorado (collectively referred to herein as the “Properties”). As consideration for the acquisition of Deep Blue’s interests in the Properties, the Company was to pay to Deep Blue an aggregate of Twelve Million Five Hundred Thousand Dollars ($12,500,000). The Company remitted $850,000 to meet the initial payment requirements of the Agreement. However, as valuations for this type of property declined, the Company decided in August 2014 to cease making the required payments and to allow the Agreement to expire. The Company decided not to pursue recovery of the payments due to the cost of a protracted legal process and the unlikely event of recovery of the payments should the Company win a judgment. The $850,000 was written off in the year ending March 31, 2015.

On April 30, 2015, the Company entered into a Sale and Purchase Agreement to sell Canna-Life Corporation (the "CL Agreement") to Evolution Equities Corporation and Alan Smith.("Purchasers"). Under the terms of the CL Agreement the Company sold 8,104,000 (100%) of its shares of Canna-Life and executed a note Payable for $80,000 to Evolutions Equities Corporation in exchange for the extinguishment of $490,416 of debt due to the Purchasers at March 31, 2016 and $1.00 cash.

Assets

The Company currently has cash of $34,988 and Inventory of $59,296 as its only assets.

Intellectual Property

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

Our principal executive office is located at 6501 E Greenway Parkway, Suite 103-412, Scottsdale, AZ 85254. Currently, this space is sufficient to meet our needs. If we require additional space, we do not foresee any significant difficulties in obtaining additional space.

On April 30, 2014, the Company entered into a Master Property Purchase and Sale Agreement (the “Agreement”) with Deep Blue Enterprises, LLC, a Colorado limited liability company that is the successor in interest to New Alternatives Consulting LLC (“Deep Blue”).  Subject to the terms and conditions of the Agreement, the Company was to acquire 100% of Deep Blue’s interests in three properties commonly known as the “Isabelle Property,” which is located in Lafayette, Boulder County, Colorado, the “Pueblo Property,” which is located in Avondale, Pueblo County, Colorado, and the “Madison St. Property,” which is located in Denver, Denver County, Colorado (collectively referred to herein as the “Properties”). As consideration for the acquisition of Deep Blue’s interests in the Properties, the Company was to pay to Deep Blue an aggregate of $12,500,000 which was payable in various installments over the next year. Effective August 2014, the Company let the Agreement with Deep Blue expire. The monies paid to Deep Blue during the due diligence period were deemed unrecoverable from Deep Blue and written off as of September 30, 2014.

On September 12, 2014, the Company completed its due diligence on the purchase of 2.38 acres of property and related structures known as the Greenhorn property, located in Pueblo, Colorado. The Company advanced $6,000.00 in earnest money for the Greenhorn property, through a related party. During November the Company decided not to pursue the purchase of the Greenhorn property due economic changes in the market and expensed all costs related to the purchase, $7,000, to selling, general and administrative expenses.

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

Common Stock

Our Common Stock is currently quoted on the OTCQB. Our Common Stock has been quoted on the OTC Bulletin Board from June 14, 2012 through March 11, 2014 under the symbol “WRSS.OB.” Effective March 12, 2014, our symbol was changed to “MYHI.OB.” Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter for the past two years as reported by the OTC Markets based on our fiscal year end March 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Year Ended March 31, 2016	High	Low
Quarter Ended March 31, 2016	0.0699	0.023
Quarter Ended December 31, 2015	0.046	0.01
Quarter Ended September 30, 2015	0.163	0.02
Quarter Ended June 30, 2015	0.35	0.101

Year Ended March 31, 2015
Quarter Ended March 31, 2016	0.15	0.15
Quarter Ended December 31, 2014	0.195	0.061
Quarter Ended September 30, 2014	0.55	0.55
Quarter Ended June 30, 2014	2.15	2.03

Record Holders

As of March 31, 2016 an aggregate of 64,847,934 shares of our Common Stock were issued and outstanding and were owned by approximately 96 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2016	March 31, 2015
Current Assets	$94,284	$45
Current Liabilities	540,966	587,895
Working Capital (Deficit)	$(445,682)	$(587,850)

Cash Flows

	Year ended March 31, 2016	Year ended March 31, 2015
Cash Flows from (used in) Operating Activities	$(355,839)	$(107,545)
Cash Flows from (used in) Investing Activities	44,592	—
Cash Flows from (used in) Financing Activities	346,190	106,779
Net Increase (decrease) in Cash during period	$34,943	$(766)

Operating Revenues

During the year ended March 31, 2016 the Company had revenue of $23,057 compared to nil for the year ended March 31, 2015.

Operating Expenses and Net Loss

The net loss for the year ended March 31, 2016 was $2,938,475 compared to a net loss of $2,324,633 for year ended March 31, 2015. The net loss for the year ended March 31, 2016 consisted of a $2,300,000 impairment of the GreenLife purchase, $328,841 for selling and administrative expenses, a loss of $156,689 for the extinguishment of debt, note payable interest, and loss on business transaction and a $173,798 expense for recognition of a Beneficial Conversion Feature on notes payable. The net loss for the year ended March 31, 2015 consisted of a loss on discontinued operations of $890,473, $1,257,000 for the issuance of warrants and $185,633 for legal fees, consulting fees and investor relation activity.

Liquidity and Capital Resources

At March 31, 2016, the Company’s cash balance and other current assets was $94,284 compared to $50,045 at March 31, 2015. The increase was due an increase in cash from private placements and the acquisition of inventory by GreenLife.

At March 31, 2016, the Company had total liabilities of $540,966 compared with total liabilities of $587,895 at March 31, 2015.  The increase in total liabilities was attributed to $31,365 of accounts payable and accrued liabilities for unpaid operating costs, an increase in convertible notes payable of $347,501 for additional financing received during the year, and a $425,795 decrease in related parties liability due to the sale of Canna-Life.

At March 31, 2016, the Company had a working capital deficit of $446,682 compared to a working capital deficit of $587,850 at March 31, 2015.

Cashflow from Operating Activities

During the year ended March 31, 2016, the Company used $355,839 of cash for operating activities compared to the use of $107,545 of cash for operating activities during the year ended March 31, 2015. The decrease in cash used for operating activities was due to the operating loss of $2,938,475 for the year ended March 31, 2016 reduced by the $2,300,000 non-cash fair value write off of the GreenLife purchase, $173,498 for the Beneficial Conversion Feature on notes payable and $58,838 of balance changes compared to a loss of $2,324,633 for the year ended March 31, 2015 offset by $1,257,000 for the non-cash fair value of warrants, $890,473 of discontinued operations and 69,615 of balance sheet changes .

Cashflow from Investing Activities

The Company provided cash from investing activities for the year ended March 31, 2016 from the gain on the purchase of GreenLife and the gain on deposition of Canna-Life. The Company did not have any cash flow impact for the year ended March 31, 2015.

Cashflow from Financing Activities

During the year ended March 31, 2016, the Company receive $346,19 from financing activities consisting of $75,500 from the sale of restricted stock through private placements and 205,690 from the conversion of debt to convertible notes and $65,000 from outside investors, supported by convertible notes. During the year ended March 31, 2015, the Company received $106,779 from financing activities from sale of stock in a private placement of $63,000, an increase in advances from shareholders of $34,017 and notes payable of $9,762.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Financial Statements

For the Years Ended March 31, 2016 and March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mountain High Acquisitions Corp.:

We have audited the accompanying consolidated balance sheets of Mountain High Acquisitions Corp. (“the Company”) as of March 31, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Mountain High Acquisitions Corp., as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$34,988	$45
Inventory	59,296	—
TOTAL CURRENT ASSETS	94,284	45

ADVANCES	—	50,000
TOTAL ASSETS	$94,284	$50,045

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$91,344	$97,479
Accrued payroll	37,500	—
Notes payable, net Beneficial Conversion Feature fully recognized of $173,798	396,022	48,521
Advances from Related Parties	16,100	441,895
TOTAL CURRENT LIABILITIES	540,966	587,895

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized, 33,252,267 and 24,142,000 shares issued and outstanding respectively	3,342	2,414
Additional paid in capital	4,946,691	1,917,976
Accumulated (deficit)	(5,396,715)	(2,458,240)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(446,682)	(537,850)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$94,284	$50,045

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended March 31,
	2016	2015
Revenue	$23,057	$—
Cost of revenue	2,204	—
Gross profit	20,853	—

Selling, general and administrative expenses	328,841	1,434,160
Impairment	2,300,000	—
	2,628,841	1,434,160
(Loss) from operations	(2,607,988)	(1,434,160)

Interest Expense resulting from Beneficial Conversion Feature	(173,798)	—
Other income (expense)	(156,689)	—

Net (loss) before discontinued operations	$(2,938,475)	$(1,434,160)

Loss on discontinued opearations	—	(890,473)

Net income (loss)	(2,938,475)	(2,324,633)

Weighted average shares outstanding - basic and diluted	28,079,857	23,982,315

(Loss) per shares - basic and diluted discontinued operations	$—	$(0.04)

(Loss) per shares - basic and diluted	$(0.10)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM JANUARY 29, 2014 (INCEPTION) TO MARCH 31, 2016

					Total
	Common Stock		Additional Paid-in	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 29, 2014	—	$—	$—	$—	$—

Shares issued for cash	8,104,000	810	610,690	—	611,500

Shares issued in connection with recapitalization/reverse merger	15,788,000	1,579	(37,689)	—	(36,110)

Net (loss)	—	—	—	(133,607)	(133,607)

Balance March 31, 2014	23,892,000	2,389	573,001	(133,607)	441,783

Fair value of warrants issued for services	—	—	1,257,000	—	1,257,000

Proceeds received for shares not issued	—	—	63,000	—	63,000

Shares issued in lieu of compensation	250,000	25	24,975	—	25,000

Net (loss)	—	—	—	(2,324,633)	(2,324,633)

Balance, March 31, 2015	24,142,000	2,414	1,917,976	(2,458,240)	(537,850)

Issue shares for proceeds received	420,000	42	(42)	—	—

Private placement	503,334	51	75,449	—	75,500

Purchase GreenLife	10,000,000	1,000	2,299,000		2,300,000

Retire shares from reverse merger	(2,000,000)	(200)	200	—	—

Issue shares in lieu of payment	353,600	35	88,365	—	88,400

Sale of Canna-Life	—	—	391,945	—	391,945

Convertible Note Payable Beneficial Conversion Feature	—	—	173,798	—	173,798

Net (loss)	—	—	—	(2,938,475)	(2,938,475)

Balance March 31, 2016	33,418,934	$3,342	$4,946,691	$(5,396,715)	$(446,682)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,938,475)	$(2,324,633)
Adjustment to reconcile net loss to net
Cash used in operating activities:
Fair value of warrants issued for consulting services	—	1,257,000
Changes in:
Fair value of shares issued for Director seat	—	25,000
Deposits for acquisitions
Impairment goodwill	2,300,000	—
Advances to Affiliate	50,000	(50,000)
Beneficial Conversion Feature on Note payable	173,798	—
Accounts payable	(6,135)	—
Extinguishment of debt	53,040	—
Accrued liabilities	37,500	—
Related parties	16,100	—
Inventory	(59,296)	—
Current liabilities	17,629	94,615
Discontinued operations	—	890,473
Net cash used in operating activities	(355,839)	(107,545)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of GreenLife	2,669	—
Disposition of Canna-Life	41,923	—
Net cash provided (used) by investing activities	44,592	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares	75,500	63,000
Proceeds from notes payable	270,690	9,762
Proceeds from advances from stockholder	—	34,017
Net cash provided by financing activities	346,190	106,779

NET DECREASE IN CASH AND CASH EQUIVALENTS	34,943	(766)

CASH AND CASH EQUIVALENTS
Beginning of the period	45	811
End of the period	$34,988	45

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Mountain High Acquisitions Corp., formerly known as Wireless Attachments, Inc., (the “Company”, "MYHI") was incorporated under the laws of the State of Colorado on September 22, 2010. The Company was incorporated for the purpose of developing solar cloth membranes for outdoor active wear that covert sunlight into electrical power and that can be used for charging and/or operating mobile devices such as the iPod and the iPhone.

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

On April 30, 2015, the Company entered into a Sale and Purchase Agreement to sell Canna-Life Corporation (the "CL Agreement") to Evolution Equities Corporation and Alan Smith ("Purchasers"). Under the terms of the CL Agreement the Company sold 8,104,000 (100%) of its shares of Canna-Life and execute a Note Payable for $80,000 to Evolution Equities Corporation in exchange for the extinguishment of $490,416 of debt due to the Purchasers at March 31, 2015 and $1.00 cash. As a result of this transaction all activity for Canna-Life has been reclassified as discontinued operations in the financial statements for MYHI.

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

On May 22, 2015 the Company completed the acquisition of Greenlife Botanix ("Greenlife") as detailed in the First Amendment to the Shareholder Agreement dated February 8, 2015. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares were valued at the market value on the date of issuance, $0.23, for a total consideration of $2,300,000. The amount paid for Greenlife was recorded as Goodwill due to the start up nature of Greenlife and the minimal net assets of Greenlife at the time of acquisition. Subsequent to the purchase of Greenlife the Company entered into a rescission agreement with Freedom Seed and Feed, "FSF", which impaired the integration of Greenlife and FSF into a fully integrated cosmetic company. Due to the rescission of FSF and the remarketing of the Greenlife product line the Company evaluated the book value of the asset and elected to impair the Goodwill value of Greenlife and expensed the $2,300,000 book value in the year ended March 31, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,938,475 and used cash for operations of $355,839 for the year ended March 31, 2016 and has an accumulated deficit of $5,396,715 and a working capital deficit of $446,682 as of March 31, 2016. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements have been presented in United States Dollars ($ or “USD”). The fiscal year end is March 31.

Principles of Consolidation

The accounts of the Company and its wholly–owned subsidiary GreenLife Botanix are included in the accompanying consolidated financial statements. All intercompany balances and transactions were eliminated in consolidation.

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

The Company recognized an impairment expense related to intangible assets during the year ended March 31, 2016 of $2,300,000 and nil for the year ended March 31, 2015.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations. The open tax years are 2011, 2012, 2013, 2014, 2015 and 2016.

The Company has no tax positions at March 31, 2016, or March 31, 2015, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Basic and Diluted Loss Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 904,000 warrants outstanding at March 31, 2016, which were excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

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

Due to the above requirements, the financial results relating to Canna-Life are classified as discontinued operations in the MYHI consolidated financial statements.

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

Note 3 – Advances from Stockholder

Alan Smith, the Company’s Chief Executive officer and a director, has advanced money to fund the Company’s operations. The amount due to this stockholder at March 31, 2016 and March 31, 2015 was a 5% convertible note payable of $15,001 and an unsecured liability of $441,895, respectively. The $16,100 Advances from related parties refers to an unsecured advance by the President of GreenLife Botanix, Brent McMahon. Mr. McMahon is not an officer or Director of the Company. Mr. McMahon is a shareholder of MYHI stock.

Note 4 – Discontinued Operations

The Company had no activity for discontinued operations year ended March 31, 2016.

The Company had a loss from discontinued operations of $890,473 for the year ended March 31, 2015. The losses related to the discontinued Canna-Life operations that were sold in April 2015.

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

During March 2015, the Company sold 420,000 restricted shares of common stock through a private placement at $0.15 per share. The Company received the $63,000 in FY 2015. The Company recorded the issuance of the stock in FY 2016, when the shares were actually delivered.

During the year ended March 31, 2016 the Company issued 503,334 restricted shares through a private placement at $0.15 per share.

On May 22, 2015, The Company issued 10,000,000 restricted shares to the shareholders of Greenlife Botanix pursuant to closing the Share Exchange Agreement dated February 8, 2015. The shares were valued at the fair market trading value, $0.23, on the closing date.

The Company issued 353,600 restricted shares to a vendor in lieu of payment of $35,360 that was owed to the vendor at March 31, 2015. The shares were recorded at the fair market value of $0.25 per share or $88,400. The difference in value, $53,040, was written off as a loss on extinguishment of debt in the year ended March 31, 2016.

Pursuant to agreements with potential investors; Alan Smith, CEO and a Director, retired 2,000,000 shares he received from the reverse merger referenced above. The share retirement was valued at par $0.0001 per share.

Warrants

On April 3, 2014, the Company’s entered into a consulting agreement with Dr. Bob Melamede. Pursuant to the consulting agreement, Dr. Melamede was to serve as a member of the Company’s newly formed Advisory Board and act as the Scientific Advisor of the Advisory Board for a term of 12 months. In exchange for Dr. Melamede’s services, he was to receive: (1) $10,000 per year, due and payable in advance; and (2) 300,000 common stock purchase warrants at an exercise price of $4.00 per share, that vested immediately. These warrants expired on April 3, 2016.

The fair value of the 300,000 warrants was determined to be $1,257,000 in the fiscal year ended March 31, 2015, which was recorded as “Selling, general and administrative expenses” on the accompanying consolidated statement of operations. The fair value was determined using the Black-Scholes model with the following assumptions:

•	Dividend yield of 0%
•	Expected volatility of 215%
•	Risk-free interest rate of 0.24%
•	Expected life of 2.0 years

The following table summarizes the warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price $	Life (in years)	Value $
Outstanding, March 31, 2014	604,000	$4.75
Granted April 30, 2014	300,000	$4.00
Exercised	—
Forfeited/Canceled	—
Outstanding, March 31, 2016	904,000	$4.50	0.93
Exercisable, March 31, 2016	904,000	$4.50	0.93	$—

The number and weighted average exercise prices of all warrants outstanding as of March 31, 2016, are as follows:

	Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Exercise	Remaining
Price $	of Warrants	Price $	Life (Years)
4.00	300,000	4.00	0.01
4.75	604,000	4.75	0.93
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

The Company has federal net operating loss carryforwards of approximately $4,352,973 expiring in various years through 2036. The tax benefit of these net operating losses has been offset by a full allowance for realization. The use of the net operating loss carryfowards may be limited due to the change in control.

Income tax expense (benefit) consists of the following for the year ended March 31, 2016:

Current taxes	$—
Deferred taxes	1,086,205
Less: valuation allowance	(1,086,205)
Net income tax provision	$—

The Company’s effective tax rate differs from the high statutory rate for the period ended March 31, 2016, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$34.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	(39.0)%
Effective income tax rate	$0.0%

As of March 31, 2016, the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$2,150,457
Less: valuation allowance	(2,150,457)
Net deferred tax assets	$—

Note 7 - Notes Payable

During the year ended March 31, 2016 the Company issued notes payable to private parties and converted some of its liabilities to the officers into notes payable. Each note had interest rates of 3%-5% and had a conversion provision allowing the holder to convert the note into shares of the Company at a discount. The discount varied from 70% of the trading value at the conversion date to the lower of 80% of the share value on the conversion date or $0.015, this is referred to as the Beneficial Conversion Feature, "BCF". Due to the fact that the notes could be converted immediately or any time thereafter, there is no amortization of expense, so the Company has elected to record an expense in the current year for the difference between the "BCF and the share value on the date the note was executed, This resulted in an expense of $173,798 in the year ended March 31, 2016.

Note 8 – Commitments and Contingencies

None.

Note 9 – Subsequent Events

During May 2016, the Company converted $102,097 of convertible notes payable into 4,333,333 shares of the Company's restricted stock and 2,473,131 shares of the Company's free trading stock. All shares were converted at $0.015 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2016, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Director(s) and Executive Officer(s)

The following table sets forth the name(s) and age(s) of our current director(s) and executive officer(s):

Name	Age	Position(s) Held	Date of Appointment	Other Public Company Directorships Held
Alan Smith	65	President, Chief Executive Officer, Treasurer and Director	March 5, 2014	Altair International Corporation

Richard Stifel	69	Chief Financial Officer, Secretary and Director	October 1, 2014	None

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

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

MR. ALAN SMITH – During the past five years, Alan Smith, has provided independent financial consulting services to a variety of startup and development stage companies in the technology, resource and consumer products sectors as President and CEO of both Avid Management Corporation and Evolution Equities Corporation,. These services have included corporate reorganizations and restructuring, the development of internal systems and controls and assistance with financing in both the private and public markets. He has also been an active investor in a number of startup ventures while managing his own personal equity portfolio. Mr. Smith is a Chartered Professional Accountant (retired) and has provided audit, tax and financial consulting services to a wide variety of small to medium sized companies during his 35 year career. During this period, Mr. Smith became known for his proficiency in negotiating highly advantageous acquisitions, reorganizing operations, improving efficiencies, and establishing financial controls. The primary focus of Mr. Smith’s career however, has been the successful restructuring of companies in transition and leading the development of business plans to assist them in procurement of short to medium term financing, many through public offerings. Mr. Smith obtained his Chartered Accountant designation in 1978 from the Institute of Chartered Accountants of Ontario. He was also a member of the Institute of Chartered Accountants of British Columbia from 1980 until his retirement in 1999. Additionally, Mr. Smith earned a Master’s Degree in Business Administration in 1975 from Queen’s University at Kingston, Ontario and a Bachelor of Applied Science (Civil Engineering) in 1973, also from Queen’s University.

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

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors have sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

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

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended March 31, 2016 and March 31, 2015:

Summary Compensation Table
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation in Earnings ($)	All Other Compensation ($)	Total ($)
Alan Smith - President, CEO, CFO, Secretary,	2016	$0	$0	$0	$0	$0	$0	$0	$0
Treasurer, and Director (1)	2015	$0	$0	$0	$0	$0	$0	$0	$0

Richard Stifel - CFO, Secretary and	2016	$0	$0	$0	$0	$0	$0	$0	$0
Director (2)	2015	$0	$0	$0	$0	$0	$0	$0	$0

(1)	Mr. Smith was appointed as the Company’s sole Chief Executive Officer, Chief Financial, Officer, Secretary, Treasurer and Director on March 5, 2014.
(2)	Mr. Stifel was appointed as the Company's Chief Financial Officer, Secretary and a Director on October 1, 2014.

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

Outstanding Equity Awards at Fiscal Year-End

No officer(s) or director(s) of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended March 31, 2016.

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

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 31, 2016, by: (i) each of our director(s); (ii) each of our named executive officer(s); and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial	Percent of Class (2)
		Ownership (1)	(%)
		(#)
Alan Smith (3)	Common	6,000,000	9.25%
6501E Greenway Pkwy. #103-412
Scottsdale AZ 85254

Richard Stifel (4)	Common	250,000	0.03%
6501 E Greenway Pkwy., #103-412
Scottsdale AZ 85254

Brent McMahon	Common	8,000,000	12.34%
15375 Barranca Ste. A-104
Irvine CA 92867B

Teri Vries	Common	3,500,000	5.40%
2631 Woodmont Ln.
Wexford PA 15090

All Officers and Directors as a Group (2)	Common	6,250,000	9.64%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 64,847,934 issued and outstanding shares of our Common Stock as of March 31, 2016

(3)	Alan Smith, an officer and director, owns 6,000,000 shares of our Common Stock.

(4)	Richard Stifel, an officer and director, owns 250,000 shares of our common stock.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended March 31, 2016	Year Ended March 31, 2015
Audit fees	$14,000	$20,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$14,000	$20,500

Audit Fees

During the fiscal year ended March 31, 2016, we incurred approximately $14,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended March 31, 2016.

During the fiscal year ended March 31, 2015, we incurred approximately $20,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended March 31, 2015.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2016 and 2015 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) were $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2016 and 2015 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended March 31, 2016 and 2015 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $14,000 and $20,500, respectively.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: July 14, 2016	/s/ Alan Smith
Alan Smith
Its: President, CEO and Director

Dated: July 14, 2016	/s/ Richard G. Stifel
Richard G. Stifel
Its: CFO, Secretary and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: July 14, 2016	/s/ Alan Smith
Alan Smith
Its: President, CEO and Director

Dated: July 14, 2016	/s/ Richard G. Stifel
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