Form 10-Q
period 2016-06-30
Mountain High Acquisitions Corp.
filed 2016-08-19
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 19, 2016, there were 44,750,220 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED JUNE 30, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX	F-1
Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and March 31, 2016	F-2
Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2016 and June 30, 2015 (Unaudited)	F-4
Notes to the Consolidated Financial Statements (Unaudited)	F-5

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

		Audited
	June 30,	March 31,
	2016	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,373	$34,988
Prepaid expenses	2,500
Inventory	57,800	59,296
TOTAL CURRENT ASSETS	66,673	94,284

ADVANCES	—	—
TOTAL ASSETS	$66,673	$94,284

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$91,963	$91,344
Accrued payroll	37,500	37,500
Notes payable, net Beneficial Conversion Feature fully recognized of $230,348	347,128	396,022
Advances from Related Parties	16,100	16,100
TOTAL CURRENT LIABILITIES	492,691	540,966

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized, 41,925,399 and 33,418,934 shares issued and outstanding respectively	4,193	3,342
Additional paid in capital	5,129,987	4,946,691
Accumulated (deficit)	(5,560,198)	(5,396,715)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(426,018)	(446,682)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$66,673	$94,284

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
JUNE 30, 2016 AND 2015
(UNAUDITED)

	June 30,
	2016	2015

Revenue	$4,272	$15,440
Cost of revenue	1,495	38
Gross profit	2,777	15,402

Selling, general and administrative expenses	105,675	1,698,961
Impairment	—	—
	105,675	1,698,961
(Loss) from operations	(102,898)	(1,683,559)

Interest Expense resulting from Beneficial Conversion Feature	(56,550)	—
Other income (expense)	(4,035)	35,973

Net (loss) before discontinued operations	$(163,483)	$(1,647,586)

Loss on discontinued operations	—	—

Net income (loss)	(163,483)	(1,647,586)

Weighted average shares outstanding - basic and diluted	36,891,762	28,079,857

(Loss) per shares - basic and diluted discontinued operations	$—	$—

(Loss) per shares - basic and diluted	$(0.00)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED
JUNE 30, 2016 AND 2015
(UNAUDITED)

	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(163,483)	$(1,647,586)
Adjustment to reconcile net loss to net
Cash used in operating activities:
Fair value of warrants issued for consulting services	—	—
Changes in:
Fair value of shares issued for Director seat	—	—
Deposits for acquisitions	—	—
Impairment goodwill	—	1,500,000
Advances to Affiliate	—	50,000
Beneficial Conversion Feature on Note payable	56,550	—
Accounts payable	619	—
Increase in Prepaid	(2,500)	—
Related parties	—	—
Inventory	1,496	(19,198)
Current liabilities	—	—
Discontinued operations	—	—
Net cash used in operating activities	(107,318)	(116,784)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of GreenLife	—	27,029
Disposition of Canna-Life	—	41,984
Net cash provided (used) by investing activities	—	69,013

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from conversion of debt	127,597	50,500
Extinguishment of convertible debt	(68,894)	—
Proceeds from notes payable	20,000	—
Proceeds from advances from stockholder	—	—
Net cash provided by financing activities	78,703	50,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,615)	2,729

CASH AND CASH EQUIVALENTS
Beginning of the period	34,988	45
End of the period	$6,373	2,774

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Mountain High Acquisitions Corp., formerly known as Wireless Attachments, Inc., (the “Company”) was incorporated under the laws of the State of Colorado on September 22, 2010. The Company was originally incorporated for the purpose of developing solar cloth membranes for outdoor active wear that covert sunlight into electrical power and that can be used for charging and/or operating mobile devices such as the iPod and the iPhone.

The Company is currently engaged in the business to hold, develop and manage real property.

On April 30, 2015, the Company entered into a Sale and Purchase Agreement to sell Canna-Life Corporation (the "CL Agreement"), a wholly owned subsidiary, to Evolution Equities Corporation and Alan Smith.("Purchasers") Under the terms of the CL Agreement the Company will sell 8,104,000 (100%) of its shares of Canna-Life and execute a note Payable for $80,000 to Evolutions Equities Corporation in exchange for the extinguishment of $490,416 of debt due to the Purchasers at March 31, 2015 and $1.00 cash.

On May 22, 2015 the Company completed the acquisition of Greenlife Botanix ("Greenlife") as detailed in the First Amendment to the Shareholder Agreement dated February 8, 2015. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares of were valued at the market value on the date of issuance, $0.15, $1,500,000. The amount paid for Greenlife was recorded as Goodwill due to the start up nature of Greenlife and the minimal net assets of Greenlife at the time of acquisition. Subsequent to the purchase of Greenlife the Company entered into a recession agreement with Freedom Seed and Feed, "FSF", which impaired the integration of Greenlife and FSF into a fully integrated cosmetic company. Due to the rescission of FSF and the remarketing of the Greenlife product line the Company evaluated the book value of the asset and elected to impair the Goodwill value of Greenlife and expensed the $1,500,000 book value in the three months ended June 30, 2015.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $163,483, has an accumulated deficit of $5,560,198 and a working capital deficit of $426,018 as of June 30, 2016. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations. The open tax years are 2011, 2012, 2013, 2014, and 2015.

The Company has no tax positions at June 30, 2016, or March 31, 2016, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Basic and Diluted Loss Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 604,000 warrants outstanding at June 30, 2016, which were excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC, did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Note 3 – Advances from Stockholder

Alan Smith, the Company’s Chief Executive officer and a director, has advanced money to fund the Company’s operations. The amount due to this stockholder at June 30, 2016 and March 31, 2016 was a 5% convertible note payable of $15,181 and $15,001, respectively. The $16,100 Advances from related parties refers to an unsecured advance by the President of GreenLife Botanix, Brent McMahon. Mr. McMahon is not an officer or Director of the Company. Mr. McMahon is a shareholder of MYHI stock.

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

During March 2015, the Company sold 420,000 restricted shares of common stock through a private placement at $0.15 per share. These shares were issued on April 14,2015

During the three months ended June 30, 2016 the Company issued 336,667 restricted shares through a private placement at $0.15 per share.

On May 22,2015, The Company issued 10,000,000 restricted shares to the shareholders of Greenlife Botanix pursuant to closing the Share Exchange Agreement dated February 8, 2015. The shares were valued at the fair market trading value, $0.15, on the closing date.

The Company issued 353,600 restricted shares to a vendor in lieu of payment of $35,360 that was owed to the vendor at March 31, 2015.

Pursuant to agreements with potential investors; Alan Smith, CEO and a Director, retired 2,000,000 shares he received from the reverse merger referenced above. The share retirement was valued at par $0.0001 per share.

During the three months ended July 30, 2016, the Company converted $127,597 of Notes Payable into 8,506,465 shares of restricted common stock at $0.015 per share per the conversion agreements.

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

The fair value of the 300,000 warrants was determined to be $1,257,000, which was recorded as “Selling, general and administrative expenses” on the accompanying consolidated statement of operations. The fair value was determined using the Black-Scholes model with the following assumptions:

•	Dividend yield of 0%
•	Expected volatility of 215%
•	Risk-free interest rate of 0.24%
•	Expected life of 2.0 years

The following table summarizes the warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price $	Life (in years)	Value $
Outstanding, March 31, 2015	904,000	$4.50
Exercised	—
Forfeited/Canceled	(300,000)
Outstanding, June 30 2016	604,000	$4.75	.68
Exercisable, June 30, 2016	604,000	$4.75	.68	$—

The number and weighted average exercise prices of all warrants outstanding as of June 30, 2016, are as follows:

Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Exercise	Remaining
Price $	of Warrants	Price $	Life (Years)
4.75	604,000	4.75	.68
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

The Company has federal net operating loss carryforwards of approximately $3,515,805, expiring in various years through 2037. The tax benefit of these net operating losses has been offset by a full allowance for realization. The use of the net operating loss carryfowards may be limited due to the change in control.

Income tax expense (benefit) consists of the following for the three months ended June 30, 2016:

Current taxes	$—
Deferred taxes	1,146,424
Less: valuation allowance	(1,146,424)
Net income tax provision	$—

The Company’s effective tax rate differs from the high statutory rate for the period ended June 30, 2016, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$34.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	(39.0)%
Effective income tax rate	$0.0%

As of June 30, 2016, the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$2,207,676
Less: valuation allowance	(2,207,676)
Net deferred tax assets	$—

Note 6 – Commitments and Contingencies

None.

Note 7 - Notes Payable

During the Quarter ended June 30, 2016 the Company issued notes payable to private parties and converted some some of these Notes Payable in to restricted common stock. Each note had interest rates of 3%-5% and had a conversion provision allowing the holder to convert the note into shares of the Company at a discount. The discount varied from 70% of the trading value at the conversion date to the lower of 80% of the share value on the conversion date or $0.015, this is referred to as the Beneficial Conversion Feature, "BCF". Due to the fact that the notes could be converted immediately or any time thereafter, there is no amortization of expense, so the Company has elected to record an expense in the current year for the difference between the "BCF” and the share value on the date the note was executed. This resulted in an expense of $56,500 for the three months ended June 30, 2016 and an aggregate expense of $230,298 to date through June 30, 2016. During the Quarter ended June 30, 2016, the Company converted $42,096 of existing Notes Payable into 5,806,465 of restricted common stock. During the three months ended June 30, 2016, the Company also, issued and converted $40,500 of Notes Payable into 2,700,000 shares of restricted common stock and issued $20,000 of additional convertible Notes Payable.

Note 8 – Subsequent Events

The Company has determined that there are no subsequent events to report pertaining to the three months ended June 30, 2016.

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

RESULTS OF OPERATIONS

Working Capital

As of June 30, 2016
Total Current Assets	$66,673
Total Current Liabilities	492,691
Working Capital (Deficit)	$(426,018)

Cash Flows

Three months Ended June 30, 2016
Cash Flows from (used in) Operating Activities	$(107,318)
Cash Flows from (used in) Investing Activities	0
Cash Flows from (used in) Financing Activities	78,701
Net Increase (decrease) in Cash during period	$(28,615)

Operating Revenues

During the three months ending June 30, 2016, the Company recorded sales of $4,272 compared to $15,440 revenue for the three months ended June 30, 2015. The sales were for cosmetics and were sold on net 30 day terms or cash. Cost of Goods Sold are at the lower of cost or market.

Operating Expenses and Net Loss

The net loss for the three month period ended June 30, 2016 was $163,483, compared to a loss of $1,647,586 for the three months ended June 30, 2015. The loss for the three months ended June 30, 2016 consists of $40,00 for accrued consulting fees, $10,00 for legal and accounting and $15,000 for website design. Other Income (Expense) was an expense for beneficial interest on Notes Payable of $56,550 and interest expense of $4,035.

The loss for the three months ended June 30, 2015 consisted of the impairment of Goodwill incurred from the purchase of GreenLife of $1,500,000, $57,500 for accrued payroll related costs, $35,815 for legal and accounting and $17,000 for contract labor.

Liquidity and Capital Resources

At June 30, 2016, the Company’s cash balance and total assets were $6,373 and $66,673, respectively.

At June 30, 2016, the Company had total liabilities of $492,691, consisting of $91,963 in accounts payable, $347,128 in notes payable, accrued payroll of $37,500 and $16,100 in advances from a related party.

As at June 30, 2016, the Company had a working capital deficit of $426,018.

Cashflow used in Operating Activities

During the three month period ended June 30, 2016, the Company used $107,318 of cash for operating activities compared to cash used for operating activities of $116,784 for the three months ended June 30, 2015. Cash used for operations for the three months ended June 30, 2016. consisted of $56,550. for beneficial interest on Notes Payable. The loss for the three months ended June 30, 2015 consisted of the impairment of Goodwill incurred from the purchase of GreenLife of $1,500,000, $57,500 for accrued payroll related costs, $35,815 for legal and accounting and $17,000 for contract labor.

Cashflow used in Investing Activities

There was no investing activities for the three months ended June 30, 2016

During the three month period ended June 30, 2015, the Company acquired GreenLife Botanix for a net decrease of $24,360 and sold Canna-Life for a net gain of $41,923.

Cashflow from Financing Activities

During the three months ended June 30, 2016, the Company received $20,000 from the issue of Notes Payable and $127,597 from the conversion of debt to stock and an decrease in extinguishment of debt $68,894, for a net cash increase of $78,703 from financing activities. During the three months ended June 30, 2015 the Company received cash from financing activities from the private placement of restricted stock in the amount of $50,500.

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

Based on an evaluation as of our most recent fiscal year end our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. Our management has concluded that, as of June 30, 2016, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2016, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: August 19, 2016	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 19, 2016	/s/ Alan Smith
Alan Smith
Its: President, CEO, Treasurer and Director

Dated: August 19, 2016	/s/ Richard G. Stifel
Richard G. Stifel
Its: CFO, Secretary and Director

