Form 10-Q
period 2016-09-30
Mountain High Acquisitions Corp.
filed 2016-11-14
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, there were 53,801,129 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED SEPTEMBER 30, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INDEX	F-1
Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and March 31, 2016	F-2
Consolidated Statement of Operations for the Three Months Ended September 30, 2016 and September 30, 2015 and the Six Months ended September 30, 2016 and September 30, 2015 (Unaudited)	F-3
Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2016 and September 30, 2015 (Unaudited)	F-4
Notes to the Consolidated Financial Statements (Unaudited)	F-5

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

		Audited
	September 30,	March 31,
	2016	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,842	$34,988
Prepaid expenses	40,000	—
Inventory	55,464	59,296
TOTAL CURRENT ASSETS	99,306	94,284
TOTAL ASSETS	$99,306	$94,284

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$103,115	$91,344
Accrued payroll	37,500	37,500
Notes payable, net Beneficial Conversion Feature fully recognized of $253,640	416,351	396,022
Advances from Related Parties	16,100	16,100
TOTAL CURRENT LIABILITIES	573,066	540,966

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized, 44,260,944 and 33,418,934 shares issued and outstanding respectively	4,426	3,342
Additional paid in capital	5,188,078	4,946,691
Accumulated (deficit)	(5,666,264)	(5,396,715)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(473,760)	(446,682)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$99,306	$94,284

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2016	2015	2016	2015

Revenue	$11,460	$3,437	$15,732	$19,273
Cost of revenue	2,336	—	3,831	38
Gross profit	9,124	3,437	11,901	19,235

Impairment	—	—	—	2,300,000
Selling, general and administrative expenses	83,743	75,152	189,416	274,508
	83,743	75,152	189,416	2,574,508
(Loss) from operations	(74,619)	(71,715)	(177,515)	(2,555,273)

Interest Expense resulting from Beneficial Conversion Feature	(23,292)	—	(79,842)	—
Other income (expense)	(8,157)	(1,826)	(12,192)	(122,734)

Net income (loss)	$(106,068)	$(73,541)	$(269,549)	$(2,678,007)

Weighted average shares outstanding - basic and diluted	43,898,029	28,079,857	40,433,391	28,079,857

(Loss) per shares - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(269,549)	$(2,678,007)
Adjustment to reconcile net loss to net Cash used in operating activities:
Changes in:
Impairment goodwill	—	2,300,000
Advances to Affiliate	—	50,000
Beneficial Conversion Feature on Note payable	79,842	—
Accounts payable	11,771	136
Increase in Prepaid	(40,000)	—
Inventory	3,832	(19,198)
Current liabilities	36,019	252,190
Net cash used in operating activities	(178,085)	(94,879)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of GreenLife	—	2,669
Disposition of Canna-Life	—	41,984
Net cash provided (used) by investing activities	—	44,653

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from conversion of debt	162,629	50,500
Extinguishment of convertible debt	(103,927)	—
Proceeds from notes payable	88,237	—
Net cash provided by financing activities	146,939	50,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,146)	274

CASH AND CASH EQUIVALENTS
Beginning of the period	34,988	45
End of the period	$3,842	319

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

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

The Company is currently in the business of acquiring companies and technologies engaged in the development, production, sales and marketing of CBD related products

On April 30, 2015, the Company entered into a Sale and Purchase Agreement to sell Canna-Life Corporation (the "CL Agreement"), a wholly owned subsidiary, to Evolution Equities Corporation and Alan Smith.("Purchasers") Under the terms of the CL Agreement the Company will sell 8,104,000 (100%) of its shares of Canna-Life and execute a note Payable for $80,000 to Evolutions Equities Corporation in exchange for the extinguishment of $490,416 of debt due to the Purchasers at March 31, 2015 and $1.00 cash.

On May 22, 2015 the Company completed the acquisition of Greenlife Botanix ("Greenlife") as detailed in the First Amendment to the Shareholder Agreement dated February 8, 2015. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares of were valued at the market value on the date of issuance, $0.23, $2,300,000. The amount paid for Greenlife was recorded as Goodwill due to the start up nature of Greenlife and the minimal net assets of Greenlife at the time of acquisition. Due changes in anticipated acquisitions and the remarketing of the Greenlife product line, the Company evaluated the book value of the asset and elected to impair the Goodwill value of Greenlife and expensed the $2,300,000 book value in the six months ended September 30, 2015.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $269,549, has an accumulated deficit of $5,666,264 and a working capital deficit of $473,760 as of September 30, 2016. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements have been presented in United States Dollars ($ or “USD”). The fiscal year end is March 31.

Principles of Consolidation

The accounts of the Company and its wholly owned subsidiary GreenLife Botanix are included in the accompanying consolidated financial statements. All intercompany balances and transactions were eliminated in consolidation.

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

The Company has no tax positions at September 30, 2016, or March 31, 2016, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Basic and Diluted Loss Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 604,000 warrants outstanding at September 30, 2016, which were excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC, did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Note 3 – Advances from Stockholder

Alan Smith, the Company’s Chief Executive officer and a director, has advanced money to fund the Company’s operations. The amount due to this stockholder at September 30, 2016 and March 31, 2016 was a 5% convertible note payable of $15,561 and $15,001, respectively. The $16,100 Advances from related parties refers to an unsecured advance by the President of GreenLife Botanix, Brent McMahon. Mr. McMahon is not an officer or Director of the Company. Mr. McMahon is a shareholder of MYHI stock.

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

During March 2015, the Company sold 420,000 restricted shares of common stock through a private placement at $0.15 per share. These shares were issued on April 14,2015

During the year ended March 31, 2016 the Company issued 336,667 restricted shares through a private placement at $0.15 per share.

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

During the six months ended September 30, 2016, the Company converted $162,629 of Notes Payable into 10,842,010 shares of common stock at $0.015 per share per the conversion agreements.

Warrants

The following table summarizes the warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price $	Life (in years)	Value $
Outstanding, March 31, 2015	904,000	$4.50
Exercised	—
Forfeited/Canceled	(300,000)
Outstanding, September 30 2016	604,000	$4.75	.43
Exercisable, September 30, 2016	604,000	$4.75	.43	$0.00

The number and weighted average exercise prices of all warrants outstanding as of September 30, 2016, are as follows:

Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Exercise	Remaining
Price $	of Warrants	Price $	Life (Years)
4.75	604,000	4.75	.43
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

The Company has federal net operating loss carryforwards of approximately $3,621,873, expiring in various years through 2037. The tax benefit of these net operating losses has been offset by a full allowance for realization. The use of the net operating loss carryfowards may be limited due to the change in control.

Income tax expense (benefit) consists of the following for the six months ended September 30, 2016:

Current taxes	$—
Deferred taxes	1,240,766
Less: valuation allowance	(1,240,766)
Net income tax provision	$—

The Company’s effective tax rate differs from the high statutory rate for the period ended September 30, 2016, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$34.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	(39.0)%
Effective income tax rate	$0.0%

As of September 30, 2016, the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$2,302,018
Less: valuation allowance	(2,302,018)
Net deferred tax assets	$—

Note 6 – Commitments and Contingencies

None.

Note 7 - Notes Payable

During the Quarter ended September 30, 2016 the Company issued notes payable to private parties and converted some of these Notes Payable in to restricted common stock. Each note had interest rates of 3%-5% and had a conversion provision allowing the holder to convert the note into shares of the Company at a discount. The discount varied from 70% of the trading value at the conversion date to the lower of 80% of the share value on the conversion date or $0.015, this is referred to as the Beneficial Conversion Feature, "BCF". Due to the fact that the notes could be converted immediately or any time thereafter, there is no amortization of expense, so the Company has elected to record an expense in the current year for the difference between the "BCF and the share value on the date the note was executed, This resulted in an expense of $73,842 for the six months ended September 30, 2016 and an aggregate expense of $253,640 to date through September 30, 2016. During the three months ended September 30, 2016, the Company converted $35,033 of existing Notes Payable into 2,335,551 of common stock. During the three months ended September 30, 2016, the Company also issued $68,267 of additional convertible Notes Payable.

Note 8 – Subsequent Events

The Company has determined that there are no subsequent events to report pertaining to the six months ended September 30, 2016.

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

RESULTS OF OPERATIONS

Working Capital

As of September 30, 2016
Total Current Assets	$99,306
Total Current Liabilities	573,066
Working Capital (Deficit)	$(473,760)

Cash Flows

Three months Ended September 30, 2016
Cash Flows from (used in) Operating Activities	$(178,085)
Cash Flows from (used in) Investing Activities	0
Cash Flows from (used in) Financing Activities	146,939
Net Increase (decrease) in Cash during period	$(31,146)

Operating Revenues

During the three months ending September 30, 2016, the Company recorded sales of $11,460 compared to $3,347 for the three months ended September 30, 2015.

Sales for the six months ended September 30, 2016 were $15,732 compared to $19,273 for the six months ended September 30, 2015

The sales were for cosmetics and were sold on net 30 day terms or cash. Cost of Goods Sold are at the lower of cost or market.

Operating Expenses and Net Loss

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The net loss for the three months ended September 30, 2016 was $106,068, compared to a net loss of $73,541 for the three months ended September 30, 2015.

The net loss for the three months ended September 30, 2016 consisted of consulting fees of $45,000, $7,500 for rent, professional fees of $26,721, $23,292 for beneficial interest expense on convertible notes payable and interest of $8,157.

The loss for the three months ended September 30, 2015 consisted primarily of $30,000 for accrued payroll, $4,313 for legal and accounting expenses and $16,650 for contract labor.

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015

The net loss for the six months ended September 30, 2016 was $269,549, compared to a loss of $2,678,007 for the six months ended September 30, 2015.

The loss for the six months ended September 30, 2016 consisted of consulting fees of $85,000, professional fees of $42,721, web site development of $15,000, rent of $15,000, beneficial interest on convertible note of $79,842 and interest of $12,192.

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

Liquidity and Capital Resources

At September 30, 2016, the Company’s cash balance and total assets were $3,842 and $99,306, respectively.

At September 30, 2016, the Company had total liabilities of $573,066, consisting of $103,115 in accounts payable, $416,351 in notes payable, accrued payroll of $37,500 and $16,100 in advances from a related party.

As at September 30, 2016, the Company had a working capital deficit of $473,760.

Cashflow used in Operating Activities

During the six month period ended September 30, 2016, the Company used $178,085 of cash for operating activities compared to cash used for operating activities of $94,879 for the six months ended September 30, 2015.

Cash used for operations for the six months ended September 30, 2016. consisted of our loss of $269,549 offset by a $40,000 increase in prepaid expense and cash provided by non cash expense of $79,842 for beneficial interest and an increase in accrued liabilities of $36,019.

Cash used for operations for the six months ended September 30, 2015. consisted of our loss of $2,678,007 offset by the non cash impairment of $2,300,000 an increase in current liabilities of $252,190 and advances from affiliates of $50,000 and cash used for inventory increase of $19,198.

Cashflow used in Investing Activities

There were no investing activities for the six months ended September 30, 2016

During the six month period ended September 30, 2015, the Company acquired GreenLife Botanix for a net increase of $2,669 relatyed to the GreenLife purchse and sold Canna-Life for a net gain of $41,984.

Cashflow from Financing Activities

During the six months ended September 30, 2016, the Company received $88,237 from the issue of convertible Notes Payable $162,629 from the conversion of debt to stock and a decrease in extinguishment of debt of $103,927, for a net cash increase of $146,939 from financing activities.

During the six months ended September 30, 2015 the Company received cash from financing activities from the private placement of restricted stock in the amount of $50,500.

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

Based on an evaluation as of our most recent fiscal year end our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. Our management has concluded that, as of September 30, 2016, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2016, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: November 14, 2016	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: November 14, 2016	/s/ Alan Smith
Alan Smith
Its: President, CEO, Treasurer and Director

Dated: November 14, 2016	/s/ Richard G. Stifel
Richard G. Stifel
Its: CFO, Secretary and Director

