Form 10-Q
period 2016-12-31
Mountain High Acquisitions Corp.
filed 2017-02-13
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 14, 2016, there were 58,046,949 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED DECEMBER 31, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INDEX	F-1
Consolidated Balance Sheets as of December 31, 2016 (Unaudited) and March 31, 2016	F-2
Consolidated Statement of Operations for the Three Months Ended December 31, 2016 and December 31, 2015 and the Nine Months ended December 31, 2016 and December 31, 2015 (Unaudited)	F-3
Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2016 and December 31, 2015 (Unaudited)	F-4
Notes to the Consolidated Financial Statements (Unaudited)	F-5

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

		Audited
	December 31,	March 31,
	2016	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,974	$34,988
Prepaid expenses	40,000	—
Inventory	—	59,296
TOTAL CURRENT ASSETS	45,974	94,284
TOTAL ASSETS	$45,974	$94,284

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$98,073	$91,344
Accrued payroll	—	37,500
Notes payable, net Beneficial Conversion
Feature fully recognized of $459,563	504,446	396,022
Advances from Related Parties	16,100	16,100
TOTAL CURRENT LIABILITIES	618,619	540,966

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized, 56,846,949 and 33,418,934 shares issued and outstanding as of December 31, 2016 and March 31, 2016 respectively	5,685	3,342
Additional paid in capital	5,708,533	4,946,691
Accumulated (deficit)	(6,286,863)	(5,396,715)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(572,645)	(446,682)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$45,974	$94,284

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015
AND FOR THE NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2016	2015	2016	2015

Revenue	$641	$2,018	$16,374	$21,291
Cost of revenue	303	1,050	4,135	1,088
Gross profit	338	968	12,239	20,203

Impairment	55,161		55,161	2,300,000
Director expense	162,000		162,000
Selling, general and administrative expenses	185,935	45,536	375,361	320,045
	403,096	45,536	592,522	2,620,045
(Loss) from operations	(402,758)	(44,568)	(580,283)	(2,599,842)

Interest Expense resulting from Beneficial Conversion Feature	(205,923)	—	(285,765)	—

Other income (expense)	(11,908)	(1,846)	(24,101)	(124,580)

Net income (loss)	$(620,589)	$(46,414)	$(890,149)	$(2,724,422)

Weighted average shares outstanding - basic and diluted	53,667,811	28,079,857	45,042,297	28,079,857

(Loss) per shares - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
DECEMBER 31, 2016 AND 2015
(UNAUDITED)

	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(890,149)	$(2,724,422)
Adjustment to reconcile net loss to net
Cash used in operating activities:
Changes in:
Impairment goodwill	—	2,300,000
Inventory impairment	55,161
Advances to Affiliate	2,500	50,000
Beneficial Conversion Feature on Note payable	285,765	—
Accounts payable	6,729	136
Increase in Prepaid	(40,000)	—
Director shares	162,000
Inventory		(60,412)
Current liabilities	74,425	339,826
Net cash used in operating activities	(343,569)	(94,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of GreenLife	—	2,669
Disposition of Canna-Life	—	41,923
Net cash provided (used) by investing activities	—	44,592

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from conversion of debt	393,921	50,500
Extinguishment of convertible debt	(209,530)	—
Proceeds from notes payable	130,164	—
Net cash provided by financing activities	314,555	50,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,014)	220

CASH AND CASH EQUIVALENTS
Beginning of the period	34,988	45
End of the period	$5,974	265

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

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

The Company is currently in the business of acquiring companies and technologies engaged in the development, production, sales and marketing of CBD related products

On April 30, 2015, the Company entered into a Sale and Purchase Agreement to sell Canna-Life Corporation (the "CL Agreement"), a wholly owned subsidiary, to Evolution Equities Corporation and Alan Smith.("Purchasers") Under the terms of the CL Agreement the Company sold 8,104,000 (100%) of its shares of Canna-Life and executed a note Payable for $80,000 to Evolutions Equities Corporation in exchange for the extinguishment of $490,416 of debt due to the Purchasers at March 31, 2015 and $1.00 cash.

On May 22, 2015 the Company completed the acquisition of Greenlife Botanix ("Greenlife") as detailed in the First Amendment to the Shareholder Agreement dated February 8, 2015. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares were valued at the market value on the date of issuance, $0.23, $2,300,000. The amount paid for Greenlife was recorded as Goodwill due to the start up nature of and the minimal net assets of Greenlife at the time of acquisition. Due changes in anticipated acquisitions and the remarketing of the Greenlife product line, the Company evaluated the book value of the asset and elected to impair the goodwill value of Greenlife and expensed the $2,300,000 book value in the nine months ended December 31, 2015.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $890,149, has an accumulated deficit of $6,286,863 and a working capital deficit of $572,645 as of December 31, 2016. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations. The open tax years are 2011, 2012, 2013, 2014, 2015and 2016.

The Company has no tax positions at December 31, 2016, or March 31, 2016, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Basic and Diluted Loss Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were 604,000 warrants outstanding at December 31, 2016, which were excluded from the diluted loss per share calculation as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC, did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Note 3 – Advances from Stockholder

Alan Smith, the Company’s Chief Executive officer and a director, has advanced money to fund the Company’s operations. The amount due to this shareholder at December 31, 2016 and March 31, 2016 was a 5% convertible note payable of $16,232 and $15,001, respectively. The $16,100 Advances from related parties refers to an unsecured advance by the President of GreenLife Botanix, Brent McMahon. Mr. McMahon is not an officer or Director of the Company. Mr. McMahon is a shareholder in MYHI.

Note 4 – Equity

Common Stock

The Company has authorized 250,000,000 shares of common stock with a par value of $0.0001 per share and 250,000,000 shares of preferred stock with a par value of $0.0001 per share.

In connection with a private placement offering in March 2014 the Company sold 604,000 units, each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock. The warrants have an exercise price of $4.75 and expire on March 6, 2017.

During March 2015, the Company sold 420,000 restricted shares of common stock through a private placement at $0.15 per share. These shares were issued on April 14, 2015

During the year ended March 31, 2016 the Company issued 336,667 restricted shares through a private placement at $0.15 per share.

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

Pursuant to agreements with potential investors; Alan Smith, CEO and a Director, retired 2,000,000 shares of MYHI. The share retirement was valued at par $0.0001 per share.

During the nine months ended December 31, 2016, the Company converted $313,921 of Notes Payable into 20,928,015 shares of common stock at $0.015 per share per the conversion agreements.

On November 1, 2016, the Board of Directors reviewed the share position of the officers and Directors of the Company and granted Richard Stifel, CFO and a Director, 2,500,000 restricted shares of MYHI stock at $.0001 per share. The value of the shares was $164,500 and the Company recorded an expense of $162,000 for shares in lieu of compensation in the three months ended December 31, 2016.

Warrants

The following table summarizes the warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price $	Life (in years)	Value $
Outstanding, March 31, 2015	904,000	$4.50
Exercised	—
Forfeited/Canceled	(300,000)
Outstanding, December 31, 2016	604,000	$4.75	.18
Exercisable, December 31, 2016	604,000	$4.75	.18	$0.00

The number and weighted average exercise prices of all warrants outstanding as of December 31, 2016, are as follows:

Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Exercise	Remaining
Price $	of Warrants	Price $	Life (Years)
4.75	604,000	4.75	.18
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

The Company has federal net operating loss carryforwards of approximately $4,071,140, expiring in various years through 2037. The tax benefit of these net operating losses has been offset by a full allowance for realization. The use of the net operating loss carryfowards may be limited due to the change in control.

Income tax expense (benefit) consists of the following for the nine months ended December 31, 2016:

Current taxes	$—
Deferred taxes	1,457,971
Less: valuation allowance	(1,457,971)
Net income tax provision	$—

The Company’s effective tax rate differs from the high statutory rate for the period ended December 31, 2016, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$34.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	(39.0)%
Effective income tax rate	$0.0%

As of December 31, 2016, the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$2,519,223
Less: valuation allowance	(2,519,223)
Net deferred tax assets	$—

Note 6 – Commitments and Contingencies

None

Note 7 - Notes Payable

During the Quarter ended December 31, 2016 the Company issued notes payable to private parties and converted some of these Notes Payable into restricted common stock. Each note had interest rates of 3%-5% and had a conversion provision allowing the holder to convert the note into shares of the Company at a discount. The discount varied from 70% of the trading value at the conversion date to the lower of 80% of the share value on the conversion date or $0.015, this is referred to as the Beneficial Conversion Feature, "BCF". Due to the fact that the notes could be converted immediately or any time thereafter, there is no amortization of expense, so the Company has elected to record an expense in the current year for the difference between the "BCF and the share value on the date the note was executed, This resulted in an expense of $285,765 for the nine months ended December 31, 2016 and an aggregate expense of $459,563 to date through December 31, 2016. During the three months ended December 31, 2016, the Company converted $151,290 of existing Notes Payable into 10,086,000 of common stock. During the three months ended December 31, 2016, the Company also issued $44,364 of additional convertible Notes Payable.

Note 8 - Related Party Transactions

On November 1, 2016, the Board of Directors reviewed the share position of the officers and Directors of the Company and granted Richard Stifel, CFO and a Director, 2,500,000 restricted shares of MYHI stock at $.0001 per share. The value of the shares was $164,500 and the Company recorded an expense of $162,000 for shares in lieu of compensation in the three months ended December 31, 2016.

Note 9 – Subsequent Events

On January 24, 2017, the Company issued convertible notes payable of $115,000 to various holders. The notes have a one year term with 5% interest. The notes may be converted at any time during the term of the note. The conversion price per share shall be the lesser of $0.03 per share or 80% of the lowest closing bid price of the common stock in the 15 days prior to conversion.

On January 21, 2017, two officers and Directors of the Company each converted $9,000.00, of principal amount of convertible notes, a total of $18,000.00 into an aggregate of 1,200,000 shares of restricted common stock, pursuant to the terms of each of their convertible notes payable from the Company.

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

RESULTS OF OPERATIONS

Working Capital

As of December 31, 2016
Total Current Assets	$45,974
Total Current Liabilities	618,619
Working Capital (Deficit)	$(572,645)

Cash Flows

Nine months Ended December 31, 2016
Cash Flows from (used in) Operating Activities	$(343,569)
Cash Flows from (used in) Investing Activities	0
Cash Flows from (used in) Financing Activities	314,555
Net Increase (decrease) in Cash during period	$(29,014)

Operating Revenues

During the three months ended December 31, 2016, the Company recorded sales of $641 compared to $2,018 for the three months ended December 31, 2015.

Sales for the nine months ended December 31, 2016 were $16,374 compared to $21,291 for the nine months ended December 31, 2015

The sales were for cosmetics and were sold on net 30 day terms or cash. Cost of Goods Sold are at the lower of cost or market.

Due the lack of sales of the product and limited financing available to market the product, the Company has elected to impair the inventory value of $55,161 in the three months ended December 31, 2016.

Operating Expenses and Net Loss

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

The net loss for the three months ended December 31, 2016 was $620,589, compared to a net loss of $46,414 for the three months ended December 31, 2015.

The net loss for the three months ended December 31, 2016 consisted of consulting and subcontractor fees of $159,200, a $162,000 Director expense associated with shares issued in lieu of salary, impairment of the inventory of $55,161(see above), professional fees of $5,421, $205,923 for beneficial interest expense on convertible notes payable and interest of $11,908.

The loss for the three months ended December 31, 2015 consisted of $6,567 for legal and accounting, $8,000 for contract labor and other operating expenses of $31,847.

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015

The net loss for the nine months ended December 31, 2016 was $890,149, compared to a loss of $2,724,422 for the nine months ended December 31, 2015.

The loss for the nine months ended December 31, 2016 consisted of consulting fees of $244,200, professional fees of $48,142, web site development of $15,000, Director expense in lieu of salary of $162,000, rent of $20,000, beneficial interest on convertible note of $285,765 and interest of $24,101.

The loss for the nine months ended December 31, 2015 consisted of the impairment of Goodwill incurred from the purchase of GreenLife of $2,300,000, $87,500 for accrued payroll related costs, $76,190 for legal and accounting and $51,062 for contract labor. Other Income (Expense) included a gain on the sale of Canna-Life of $48,473, a loss on the rescission of the Freedom Seed and Feed transaction of $88,145, a loss on extinguishment of debt of $53,040, a loss on the acquisition of GreenLife of $27,029 and interest expense on notes payable of $4,838.

Liquidity and Capital Resources

At December 31, 2016, the Company’s cash balance and total assets were $5,974 and $45,974, respectively.

At December 31, 2016, the Company had total liabilities of $529,298, consisting of $120,677 in accounts payable, $392,521 in notes payable, and $16,100 in advances from a related party.

As at December 31, 2016, the Company had a working capital deficit of $483,324.

Cashflow used in Operating Activities

During the nine month period ended December 31, 2016, the Company used $343,569 of cash for operating activities compared to cash used for operating activities of $94,872 for the nine months ended December 31, 2015.

Cash used for operations for the nine months ended December 31, 2016. consisted of a loss of $892,149 offset by a $55,161 increase in inventory impairment and non cash expenses of $285,765 for beneficial interests and an increase in accrued liabilities of $74,425 and $162,000 for shares issued in lieu of salary.

Cash used for operations for the nine months ended December 31, 2015 was due to the operating loss of $2,724,422 and the acquisition of $60,412 of inventory, offset by $2,300,000 for Goodwill impairment, the conversion of the advances of $50,000, loss on extinguishment of debt of $53,040, accrued payroll of $87,500 and an increase in current liabilities of $199,286.

Cashflow used in Investing Activities

There were no investing activities for the nine months ended December 31, 2016

During the nine month period ended December 31, 2015, the Company acquired GreenLife Botanix for a net increase of $2,669 related to the GreenLife purchase and sold Canna-Life for a net gain of $41,984.

Cashflow from Financing Activities

During the nine months ended December 31, 2016, the Company received $130,164 from the issue of convertible Notes Payable, $393,921 from the conversion of debt to stock and a decrease in extinguishment of debt of $209,530, for a net cash increase of $314,555 from financing activities.

During the nine months ended December 31, 2015 the Company received cash from financing activities from the private placement of restricted stock in the amount of $50,500.

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

Based on an evaluation as of our most recent fiscal year end our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2016, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: February 13, 2017	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: February 13, 2017	/s/ Alan Smith
Alan Smith
Its: President, CEO, Treasurer and Director

Dated: February 13, 2017	/s/ Richard G. Stifel
Richard G. Stifel
Its: CFO, Secretary and Director

