Form 10-K/A
period 2016-03-31
Mountain High Acquisitions Corp.
filed 2017-02-21
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K/A

AMENDED

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

Documents incorporated by reference: None

Explanatory Note

As a result of the United States Securities and Exchange Commission review of and Comment Letter, dated February 7th, 2017, for Mountain High Acquisitions Corp.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended March 31st, 2016, as filed on July 14th, 2016, the Company is filing this amendment on Form 10-K/A to reflect and amend the items mentioned.

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

Financial Statements

For the Years Ended March 31, 2016 and March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mountain High Acquisitions Corp.:

We have audited the accompanying consolidated balance sheets of Mountain High Acquisitions Corp. (“the Company”) as of March 31, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Mountain High Acquisitions Corp., as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO

July 14, 2016

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

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
JUNE 30, 2016 AND 2015
(UNAUDITED)

	Year Ended March 31,
	2016	2015

Revenue	$23,057	$—
Cost of revenue	2,204	—
Gross profit	20,853	—

Selling, general and administrative expenses	328,841	1,434,160
Impairment	2,300,000	—
	2,628,841	1,434,160
(Loss) from operations	(2,607,988)	(1,434,160)

Interest Expense resulting from Beneficial Conversion Feature	(173,798)
Other income (expense)	(156,689)	—

Net (loss) before discontinued operations	$(2,938,475)	$(1,434,160)

Loss on discontinued opearations	—	(890,473)

Net income (loss)	(2,938,475)	(2,324,633)

Net Income (loss) per share-basic
Continuing operations	(0.10)	(0.04)
Discontined operations	—	(0.06)

Net Income (loss) per share- diluted
Continuing operations	(0.10)	(0.04)
Discontined operations	—	(0.06)

Weighted average shares outstanding - basic and diluted	28,079,857	23,982,315

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

On May 22, 2015 the Company completed the acquisition of Greenlife Botanix ("Greenlife") as detailed in the First Amendment to the Shareholder Agreement dated February 8, 2015. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares were valued at the market value on the date of issuance, $0.23, for a total consideration of $2,300,000. The amount paid for Greenlife was recorded as Goodwill due to the start up nature of Greenlife and the minimal net assets of Greenlife at the time of acquisition. Subsequent to the purchase of Greenlife the Company entered into a rescission agreement with Freedom Seed and Feed, "FSF", which impaired the integration of Greenlife and FSF into a fully integrated cosmetic company. Due to the rescission of FSF and the remarketing of the Greenlife product line the Company evaluated the book value of the asset and elected to impair the Goodwill value of Greenlife and expensed the $2,300,000 book value in the year ended March 31, 2016. Below is the Audited Balance Sheet for Greenlife at the time of acquisition. There were no changes between December 31, 2014 and the acquisition date of May 22, 2015. Greenlife started operations on September 18, 2014.

GREENLIFE BOTANIX, INC
BALANCE SHEET
Audited
December 31,
2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,191
TOTAL CURRENT ASSETS	2,191
TOTAL ASSETS	$2,191

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Advances from Related Parties	16,100
TOTAL CURRENT LIABILITIES	16,100

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS' EQUITY (DEFICIT):
Accumulated (deficit)	(13,909)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(13,909)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,191

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (COSO). Our management has concluded that, as of March 31, 2016, our internal control over financial reporting is effective based on these criteria.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: February 21, 2017	/s/ Alan Smith
Alan Smith
Its: President, CEO and Director

Dated: February 21, 2017	/s/ Richard G. Stifel
Richard G. Stifel
Its: CFO, Secretary and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: February 21, 2017	/s/ Alan Smith
Alan Smith
Its: President, CEO and Director

Dated: February 21, 2017	/s/ Richard G. Stifel
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