Form 10-K/A
period 2016-03-31
Mountain High Acquisitions Corp.
filed 2017-03-23
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K/A

(Amendment 2)

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment 2 on Form 10-K/A of Mountain High Acquisitions Corp., the "Company" amends amendment 1 on Form 10-K/A of the Company, filed on February 21, 2017 and Form 10 K for the Fiscal Year Ended March 31, 2016, filed on July 14, 2016 , to correct a header error and an error in the calculation of loss per share for the Year ended March 31, 2015 on the Consolidated Statements of Operations and a header error on the Statements of Cash Flows.

Except as specifically noted above, this Form 10-K/A (amendment 2) does not modify or update the original 10-K or update any related or other disclosures as originally filed, other than as required to reflect the effects the effects of the amendment discussed above.

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

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended March 31,
	2016	2015

Revenue	$23,057	$—
Cost of revenue	2,204	—
Gross profit	20,853	—

Selling, general and administrative expenses	328,841	1,434,160
Impairment	2,300,000	—
	2,628,841	1,434,160
(Loss) from operations	(2,607,988)	(1,434,160)

Interest Expense resulting from Beneficial Conversion Feature	(173,798)
Other income (expense)	(156,689)	—

Net (loss) before discontinued operations	$(2,938,475)	$(1,434,160)

Loss on discontinued operations	—	(890,473)

Net income (loss)	(2,938,475)	(2,324,633)

Net Income (loss) per share-basic
Continuing operations	(0.10)	(0.06)
Discontinued operations	—	(0.04)

Net Income (loss) per share- diluted
Continuing operations	(0.10)	(0.06)
Discontinued operations	—	(0.04)

Weighted average shares outstanding - basic and diluted	28,079,857	23,982,315

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
FOR THE YEARS ENDED

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: March 23, 2017	/s/ Alan Smith
Alan Smith
Its: President, CEO and Director

Dated: March 23, 2017	/s/ Richard G. Stifel
Richard G. Stifel
Its: CFO, Secretary and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: March 23, 2017	/s/ Alan Smith
Alan Smith
Its: President, CEO and Director

Dated: March 23, 2017	/s/ Richard G. Stifel
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