Form 10-K
period 2017-03-31
Mountain High Acquisitions Corp.
filed 2017-06-06
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-K

____________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $11,073,435 based upon the price $0.213 at which the common stock was last sold as of the last business day of the most recently completed fourth fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “MYHI.”

As of June 6, 2017 there were 84 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

History

The Company is currently in the business of acquiring companies and technologies engaged in the development, production, sales and marketing of CBD related products and processes

On April 1, 2015 the Company entered into a Share Exchange Agreement with Freedom Feed & Seed Inc. (the “FSF Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, the Company acquired 75,000 (100%) shares of common stock of FSF from FSF (the “FSF Shares”) and in exchange issued 31,429,000 restricted shares of its common stock to the FSF Shareholders (the “MYHI Shares”). As a result of the Share Exchange Agreement, FSF became a wholly-owned subsidiary of the Company. The Share Exchange Agreement contained customary representations, warranties and conditions to closing. The transaction closed on May 19, 2015.

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

On May 22, 2015 the Company completed the acquisition of Greenlife Botanix ("Greenlife") as detailed in the First Amendment to the Shareholder Agreement dated February 8, 2015. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares were valued at the market value on the date of issuance, $0.23, for a total consideration of $2,300,000. The amount paid for Greenlife was recorded as Goodwill due to the start up nature of Greenlife and the minimal net assets of Greenlife at the time of acquisition, see the table below. Subsequent to the purchase of Greenlife the Company entered into a rescission agreement with Freedom Seed and Feed, "FSF", which impaired the integration of Greenlife and FSF into a fully integrated cosmetic company. Due to the rescission of FSF and the remarketing of the Greenlife product line the Company evaluated the book value of the asset and elected to impair the Goodwill value of Greenlife and expensed the $2,300,000 book value in the year ended March 31, 2016.

Property Acquisitions

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

Employees

As of the date of this Report, the Company has no full-time employees or part-time employees. Our officers and directors have consulting agreements with the Company to serve in these capacities. We intend to increase the number of our employees and consultants to meet our needs as the Company grows.

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

	High	Low
Year Ended March 31, 2017
Quarter Ended March 31, 2017	0.86	0.10
Quarter Ended December 31, 2016	0.08	0.0199
Quarter Ended September 30, 2016	0.0325	0.0102
Quarter Ended June 30, 2016	0.09535	0.019

Year Ended March 31, 2016
Quarter Ended March 31, 2016	0.0699	0.023
Quarter Ended December 31, 2015	0.046	0.01
Quarter Ended September 30, 2015	0.163	0.02
Quarter Ended June 30, 2015	0.35	0.101

Record Holders

As of March 31, 2017 an aggregate of 72,691,389 shares of our Common Stock were issued and outstanding and were owned by approximately 84 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2017	March 31, 2016
Current Assets	$10,399	$94,284
Current Liabilities	416,102	540,966
Working Capital (Deficit)	$(405,703)	$(445,682)

Cash Flows

	Year ended March 31, 2017	Year ended March 31, 2016
Cash Flows from (used in) Operating Activities	$(365,864)	$(355,839)
Cash Flows from (used in) Investing Activities	—	44,592
Cash Flows from (used in) Financing Activities	341,275	346,190
Net Increase (decrease) in Cash during period	$(24,589)	$34,943

Operating Revenues

During the year ended March 31, 2017 the Company had revenue of $16,374 compared to $23,057 for the year ended March 31, 2016. The revenue was for sale of cosmetic products by the Company's wholly owned subsidiary GreenLife.

Operating Expenses and Net Loss

The net loss for the year ended March 31, 2017 was $942,099 compared to a net loss of $2,938,475 for year ended March 31, 2016. The net loss for the year ended March 31, 2017 consisted of a $240,276 for beneficial conversion feature on notes payable, $162,000 for shares issued in lieu of compensation for a Director, $249,200 for consulting fees, impairment expense of $55,161, $29,455 for interest expense and $83,299 for professional fees

The net loss for the year ended March 31, 2016 consisted of a $2,300,000 impairment of the GreenLife purchase, $328,841 for selling and administrative expenses, a loss of $156,689 for the extinguishment of debt, note payable interest, and loss on business transaction and a $173,798 expense for recognition of a Beneficial Conversion Feature on notes payable.

Liquidity and Capital Resources

At March 31, 2017, the Company’s cash balance and other current assets was $10,399 compared to $94,284 at March 31, 2016. The decrease was due to impairment of the inventory and use of cash in the operation of the Company.

At March 31, 2017, the Company had total liabilities of $416,102 compared with total liabilities of $540,966 at March 31, 2016.  The decrease in total liabilities was attributed to an increase of $125,979 of accounts payable and accrued liabilities for unpaid operating costs, a decrease of $234,743 in convertible notes, and a $16,100 decrease in related parties liability.

At March 31, 2017, the Company had a working capital deficit of $405,703 compared to a working capital deficit of $446,682 at March 31, 2016.

Cashflow from Operating Activities

During the year ended March 31, 2017, the Company used $365,864 of cash for operating activities compared to the use of $355,839 of cash for operating activities during the year ended March 31, 2016. The decrease in cash used for operating activities for the year ended March 31, 2017 was due to the operating loss of $942,099, reduced by $240,276 for the Beneficial Conversion Feature on notes payable, $162,000 for Director shares issued in lieu of compensation and $121,298 of balance sheet changes. The decrease in cash used for operating activities for the year ended March 31, 2016 was due to a loss of $2,938,475 reduced by the $2,300,000 non-cash fair value write off of the GreenLife purchase, $173,498 for the Beneficial Conversion Feature on notes payable and $58,838 of balance sheet changes.

Cashflow from Investing Activities

The Company did not have any cash flow impact from investing activities for the year ended March 31, 2017. The Company provided cash from investing activities for the year ended March 31, 2016 of $44,592 from the gain on the purchase of GreenLife and the gain on deposition of Canna-Life.

Cashflow from Financing Activities

During the year ended March 31, 2017, the Company received $341,275 from financing activities, $506,587 from conversion of notes payable into stock, a reduction of $410,476 in notes payable and an increase in advances from shareholders of $245,164 for additional notes payable. During the year ended March 31, 2016, the Company received $346,19 from financing activities consisting of $75,500 from the sale of restricted stock through private placements and 205,690 from the conversion of debt to convertible notes and $65,000 from outside investors, supported by convertible notes.

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

Item 8. Financial Statements AND SUPPLEMENTARY DATA

MOUNTAIN HIGH ACQUISITIONS CORP.

Financial Statements

For the Years Ended March 31, 2017 and March 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mountain High Acquisitions Corp.:

We have audited the accompanying consolidated balance sheets of Mountain High Acquisitions Corp. (“the Company”) as of March 31, 2017 and 2016 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Mountain High Acquisitions Corp., as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC
Lakewood, CO
June 5, 2017

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,399	$34,988
Prepaid expenses	—	—
Inventory	—	59,296
TOTAL CURRENT ASSETS	10,399	94,284
TOTAL ASSETS	$10,399	$94,284

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$23,378	$91,344
Accrued liabilities	92,500	—
Accrued payroll	—	37,500
Convertible notes payable, net Beneficial Conversion
Feature fully recognized of $414,074	161,279	396,022
Advances from Related Parties	138,945	16,100
TOTAL CURRENT LIABILITIES	416,102	540,966

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, nil shares issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized, 72,691,389 and 33,418,934 shares issued and outstanding as of March 31, 2017 and March 31, 2016 respectively	7,269	3,342
Additional paid in capital	5,925,827	4,946,691
Accumulated (deficit)	(6,338,799)	(5,396,715)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(405,703)	(446,682)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,399	$94,284

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended March 31,
	2017	2016

Revenue	$16,374	$23,057
Cost of revenue	4,135	2,204
Gross profit	12,239	20,853

Impairment	55,161	2,300,000
Director expense	162,000	—
Selling, general and administrative expenses	427,446	328,841
	644,607	2,628,841
(Loss) from operations	(632,368)	(2,607,988)

Interest Expense resulting from Beneficial Conversion Feature	(240,276)	(173,798)
Interest Expense	(29,455)	(11,946)
Other income (expense)	(40,000)	(144,743)

Net income (loss)	$(942,099)	$(2,938,475)

Net Income (loss) per share-basic
Continuing operations	(0.02)	(0.10)

Net Income (loss) per share-diluted
Continuing operations	(0.02)	(0.10)

Weighted average shares outstanding - basic and diluted	50,095,492	28,079,857

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM JANUARY 29, 2014 (INCEPTION) TO MARCH 31, 2017

					Total
	Common Stock		Additional Paid-in	Accumulated	Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Shares issued for cash	8,104,000	810	610,690	—	611,500

Shares issued in connection with recapitalization/ reverse merger	15,788,000	1,579	(37,689)	—	(36,110)

Net (loss)	—	—	—	(133,607)	(133,607)

Balance March 31, 2014	23,892,000	2,389	573,001	(133,607)	441,783

Fair value of warrants issued for services	—	—	1,257,000	—	1,257,000

Proceeds received for shares not issued	—	—	63,000	—	63,000

Shares issued in lieu of compensation	250,000	25	24,975	—	25,000

Net (loss)	—	—	—	(2,324,618)	(2,324,618)

Balance, March 31, 2015	24,142,000	2,414	1,917,976	(2,458,225)	(537,835)

Issue shares for proceeds received	420,000	42	(42)	—	—

Private placement	503,334	51	75,449	—	75,500

Purchase GreenLife	10,000,000	1,000	2,299,000	—	2,300,000

Retire shares from reverse merger	(2,000,000)	(200)	200	—	—

Issue shares in lieu of payment	353,600	35	88,365	—	88,400

Sale of Canna-Life	—	—	391,945	—	391,945

Convertible Note Payable Beneficial Conversion Feature	—	—	173,798	—	173,798

Net (loss)	—	—	—	(2,938,475)	(2,938,475)

Balance March 31, 2016	33,418,934	3,342	4,946,691	(5,396,700)	(446,682)

Note payable conversion	33,772,455	3,377	503,210	—	506,587

Shares issued for services rendered	3,000,000	300	71,400	—	71,700

Shares issued in lieu of compensation	2,500,000	250	164,250	—	164,500

Convertible Note Payable Beneficial Conversion Feature	—	—	240,276	—	240,276

Net (loss)	—	—	—	(942,099)	(942,099)

Balance March 31, 2017	72,691,389	$7,269	$5,925,827	$(6,338,799)	$(405,703)

The accompanying notes are an integral part of these consolidated financial statements.

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(942,099)	$(2,938,475)
Adjustment to reconcile net loss to net Cash used in operating activities:
Changes in:
Impairment Inventory Goodwill respectively	55,161	2,300,000
Advances to Affiliate	(2,500)	50,000
Beneficial Conversion Feature on Note payable	240,276	173,798
Accounts payable	(67,966)	(6,135)
Extingquishment of debt	—	53,040
Director shares	162,000	—
Related parties	122,845	16,100
Inventory	—	(59,296)
Current liabilities	66,419	55,129
Net cash provided (used) by investing activities	(365,864)	(355,839)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of GreenLife	—	2,669
Disposition of Canna-Life	—	41,923
	—	44,592

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares	506,587	75,500
Proceeds from notes payable	(410,476)	270,690
Proceeds from advances from stockholder	245,164	—
Net cash provided by financing activities	341,275	346,190

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,589)	34,943

CASH AND CASH EQUIVALENTS
Beginning of the period	34,988	45
End of the period	$10,399	34,988

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

On May 22, 2015 the Company completed the acquisition of Greenlife Botanix ("Greenlife") as detailed in the First Amendment to the Shareholder Agreement dated February 8, 2015. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares were valued at the market value on the date of issuance, $0.23, for a total consideration of $2,300,000. The amount paid for Greenlife was recorded as Goodwill due to the start up nature of Greenlife and the minimal net assets of Greenlife at the time of acquisition, see the table below. Subsequent to the purchase of Greenlife the Company entered into a rescission agreement with Freedom Seed and Feed, "FSF", which impaired the integration of Greenlife and FSF into a fully integrated cosmetic company. Due to the rescission of FSF and the remarketing of the Greenlife product line the Company evaluated the book value of the asset and elected to impair the Goodwill value of Greenlife and expensed the $2,300,000 book value in the year ended March 31, 2016. Greenlife started operations on September 18, 2014.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $942,099 and used cash for operations of $365,864 for the year ended March 31, 2017 and has an accumulated deficit of $6,338,799 and a working capital deficit of $405,703 as of March 31, 2017. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements have been presented in United States Dollars ($ or “USD”). The fiscal year end is March 31.

Principles of Consolidation

The accounts of the Company and its wholly–owned subsidiary GreenLife Botanix are included in the accompanying consolidated financial statements. All intercompany balances and transactions were eliminated on consolidation.

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

The Company recognized an impairment expense related to intangible assets during the year ended March 31, 2016 of $2,300,000.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations. The open tax years are 2011, 2012, 2013, 2014, 2015, 2016 and 2017.

The Company has no tax positions at March 31, 2017, or March 31, 2016, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Basic and Diluted Loss Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no warrants outstanding at March 31, 2017.

Recent Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC, did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Note 3 – Advances from Related Parties

For the year ended March 31, 2017 $122,845 due Brent McMahon, former President of GreenLife Botanix, was reclassified to Advances from Related Parties, for an ending balance of $138,945, all of which is unsecured. Mr. McMahon is considered a related party due to his common stock holding at March 31, 2017.

The $16,100 Advances from related parties at March 31, 2016 refers to an unsecured advance by the former President of GreenLife Botanix, Brent McMahon.

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

On November 1, 2016, the Board of Directors reviewed the share position of the officers and Directors of the Company and granted Richard Stifel, CFO and a Director, 2,500,000 restricted shares of MYHI stock at $.0001 per share. The value of the shares was $164,500 and the Company recorded an expense of $162,000 for shares in lieu of compensation in year ended March 31, 2017.

On February 23, 2017, the Company issued 3,000,000 shares of restricted common stock, valued at $71,700 the fair value of the stock pursuant to the consulting contract dated October 11, 2016 to Clearview Consulting for services rendered.

During the year ended March 31, 2017, the Company converted $506,587 of Convertible Notes Payable into 33,772,455 shares of restricted common stock at $0.015 per share per the conversion agreements. Included in this conversion were $192,667 of Convertible Notes Payable for notes held by the Officers and Directors of the Company. which were converted into 12,844,440 shares of restricted common stock, 4,888,958 shares to Richard G. Stifel, CFO and Director and 7,955,482 shares to Alan Smith, CEO and Director.

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

The fair value of the 300,000 warrants was determined to be $1,257,000 in the fiscal year ended March 31, 2015, which was recorded as “Selling, general and administrative expenses” on the accompanying consolidated statement of operations. The fair value was determined using the Black-Scholes model with the following assumptions:

•	Dividend yield of 0%
•	Expected volatility of 215%
•	Risk-free interest rate of 0.24%
•	Expected life of 2.0 years

The following table summarizes the warrant activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price $	Life (in years)	Value $
Outstanding, March 31, 2016	904,000	$4.50
Exercised	—
Forfeited/Canceled	(904,000)
Outstanding, March 31, 2017	—
Exercisable, March 31, 2017	—

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

The Company has federal net operating loss carryforwards of approximately $4,204,894 expiring in various years through 2037. The tax benefit of these net operating losses has been offset by a full allowance for realization. The use of the net operating loss carryfowards may be limited due to a change in control.

Income tax expense (benefit) consists of the following for the year ended March 31, 2017:

Current taxes	$—
Deferred taxes	329,734
Less: valuation allowance	(329,734)
Net income tax provision	$—

The Company’s effective tax rate differs from the high statutory rate for the period ended March 31, 2017, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$34.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	(39.0)%
Effective income tax rate	$0.0%

As of March 31, 2017, the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$2,218,580
Less: valuation allowance	(2,218,580)
Net deferred tax assets	$—

Note 6 - Notes Payable

During the years ended March 31, 2016 and March 31, 2017 the Company issued convertible notes payable to private parties and converted some of its liabilities to the officers into notes payable. Each note had interest rates of 3%-5% and had a conversion provision allowing the holder to convert the note into shares of the Company at a discount. The discount varied from 70% of the trading value at the conversion date to the lower of 80% of the share value on the conversion date or $0.015 or $0.03. This is referred to as the Beneficial Conversion Feature, "BCF". Due to the fact that the notes could be converted immediately or any time thereafter, there is no amortization of expense, so the Company has elected to record an expense in the current year for the difference between the "BCF and the share value on the date the note was executed. This resulted in an expense of $2,150,098 and $173,798 for the years ended March 31, 2016 and 2016 respectively. The following details outstanding convertible notes as of March 31, 2017:

Mountain High Acquisitions Corp.

Convertible Notes Payable

March 31, 2017

Note Holder	Amount	Conversion terms
Axiom Financial, Inc.	5,050.00	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Broad Winds LLC	25,250.00	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Andrew Cervasio	10,091.78	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Conner Preston	10,091.78	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
EROP Capital	10,098.63	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Fourth Street Fund	10,134.38	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Fourth Street Fund	3,486.10	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Laurence Greshman	10,091.78	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Jo Ann Davidson	12,704.38	Lesser of $0.015 or 70% lowest closing bid 15 days prior to conversion
Loma Mgmt. Partners LLC	10,095.89	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Micaddan Mrkt. Consultants	10,098.63	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Millennial Investments LLC	5,050.00	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Paul Mannion	10,178.75	Lesser of $0.015 or 70% lowest closing bid 15 days prior to conversion
Rob Davidson	8,659.14	Lesser of $0.015 or 70% lowest closing bid 15 days prior to conversion
Saeb Jannoun Revocable Trust	20,197.26	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
	161,278.50

Note 7 - Related Party Transactions

On March 31, 2016, the Officers and Directors had Convertible Notes Payable of $15,000.55 to Alan Smith, CEO and Director and $51,253.42 to Richard G. Stifel, CFO and Director.

On November 1, 2016, the Board of Directors reviewed the share position of the officers and Directors of the Company and granted Richard Stifel, CFO and a Director, 2,500,000 restricted shares of MYHI stock at $.0001 per share. The value of the shares was $164,500 and the Company recorded an expense of $162,000 for shares in lieu of compensation for the year ended March 31, 2017.

During the year ended March 31, 2017, the Officers and Directors of the Company converted $192,667 of Convertible Notes Payable into 12,844,440 shares of restricted common stock, The restricted shares issued were 4,888,958 shares, $73,335, to Richard G. Stifel, CFO and Director, and 7,955,482 shares, $119,332, to Alan Smith, CEO and Director.

On April 1, 2016, the Company executed consulting agreements with Alan Smith, CEO, and Richard Stifel, CFO for administrative services for the Company. Mr. Stifel and Mr. Smith were each paid $42,500 during the year ended March 31, 2017 pursuant to the agreements.

Note 8 – Commitments and Contingencies

During the year ended March 31, 2017, the Company was named in a civil lawsuit regarding the sale of Company common stock by an independent third party to another independent third party. The Company settled the lawsuit with no admission of guilt or responsibility for a payment of $10,000.

Note 9 – Subsequent Events

On May 30, 2017 the Company announced that it has entered into an agreement with D9 Manufacturing, Inc., an Arizona based company that offers a wide variety of engineering, manufacturing and consulting services to the cannabis sector.  MYHI has engaged D9 to assist in the identification, acquisition, and development of infrastructure and technology opportunities in the burgeoning cannabis market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of March 31, 2017, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Director(s) and Executive Officer(s)

The following table sets forth the name(s) and age(s) of our current director(s) and executive officer(s):

Name	Age	Position(s) Held	Date of Appointment	Other Public Company Directorships Held
Alan Smith	66	President, Chief Executive Officer, Treasurer and Director	March 5, 2014	Altair International Corporation

Richard Stifel	70	Chief Financial Officer, Secretary and Director	October 1, 2014	Bridgegate Pictures Corp.

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

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Mr. Alan Smith – During the past five years, Alan Smith, has provided independent financial consulting services to a variety of startup and development stage companies in the technology, resource and consumer products sectors as President and CEO of both Avid Management Corporation and Evolution Equities Corporation. These services have included corporate reorganizations and restructuring, the development of internal systems and controls and assistance with financing in both the private and public markets. He has also been an active investor in a number of startup ventures while managing his own personal equity portfolio. Mr. Smith is a Chartered Professional Accountant (retired) and has provided audit, tax and financial consulting services to a wide variety of small to medium sized companies during his 35 year career. During this period, Mr. Smith became known for his proficiency in negotiating highly advantageous acquisitions, reorganizing operations, improving efficiencies, and establishing financial controls. The primary focus of Mr. Smith’s career however, has been the successful restructuring of companies in transition and leading the development of business plans to assist them in procurement of short to medium term financing, many through public offerings. Mr. Smith obtained his Chartered Accountant designation in 1978 from the Institute of Chartered Accountants of Ontario. He was also a member of the Institute of Chartered Accountants of British Columbia from 1980 until his retirement in 1999. Additionally, Mr. Smith earned a Master’s Degree in Business Administration in 1975 from Queen’s University at Kingston, Ontario and a Bachelor of Applied Science (Civil Engineering) in 1973, also from Queen’s University.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended March 31, 2017 and March 31, 2016:

Summary Compensation Table

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation in Earnings ($)	All Other Compensation ($)	Total ($)
Alan Smith – President, CEO,	2017	$0	$0	$0	$0	$0	$0	$58,902 (3)	$58,902
Treasurer, and Director (1)	2016	$0	$0	$0	$0	$0	$0	$0	$0

Richard Stifel-CFO,	2017	$0	$0	$0	$0	$0	$0	$98,963 (4)	$98,963
Secretary and Director (2)	2016	$0	$0	$0	$0	$0	$0	$0	$0

(1)	Mr. Smith was appointed as the Company’s sole Chief Executive Officer, Chief Financial, Officer, Secretary, Treasurer and Director on March 5, 2014.
(2)	Mr. Stifel was appointed as the Company's Chief Financial Officer, Secretary and a Director on October 1, 2014.
(3)	Mr. Smith received $42,500 pursuant to a consulting agreement with the Company and 1,093,465 shares of restricted common valued at $16,401 for conversion of a convertible note for funds advanced to the Company.
(4)	Mr. Stifel received $42,500 pursuant to a consulting agreement with the Company and 3,164,181 shares of restricted common stock valued at $56,463 for conversion of a convertible note for unpaid earned salary.

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

Outstanding Equity Awards at Fiscal Year-End

No officer(s) or director(s) of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended March 31, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of May 31, 2017, by: (i) each of our director(s); (ii) each of our named executive officer(s); and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Alan Smith (3) 6501 E Greenway Pkwy. #103-412 Scottsdale AZ 85254	Common	13,355,482	18.37%
Richard Stifel (4) 6501 E Greenway Pkwy., #103-412 Scottsdale AZ 85254	Common	7,038,958	9.68%
Brent McMahon 15375 Barranca Ste. A-104 Irvine CA 92867	Common	4,360,000	6.00%
All Officers and Directors as a Group (2)	Common	20,394,420	28.05%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 72,691,389 issued and outstanding shares of our Common Stock as of March 31, 2017.

(3)	Alan Smith, an officer and director, owns 13,355,482 shares of our Common Stock.

(4)	Richard Stifel, an officer and director, owns 7,038,958 shares of our common stock.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	disclosing such transactions in reports where required;
•	disclosing in any and all filings with the SEC, where required;
•	obtaining disinterested directors consent; and
•	obtaining shareholder consent where required.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended March 31, 2017	Year Ended March 31, 2016
Audit fees	$18,900	$14,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$18,900	$14,000

Audit Fees

During the fiscal year ended March 31, 2017, we incurred approximately $18,900 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended March 31, 2017.

During the fiscal year ended March 31, 2016, we incurred approximately $14,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended March 31, 2016.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2017 and 2016 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) were $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2017 and 2016 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended March 31, 2017 and 2016 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $18,900 and $14,000, respectively.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: June 6, 2017	/s/ Alan Smith
By: Alan Smith
Its: President, CEO and Director

Dated: June 6, 2017	/s/ Richard G. Stifel
By: Richard G. Stifel
Its: CFO, Secretary and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: June 6, 2017	/s/ Alan Smith
By: Alan Smith
Its: President, CEO and Director

Dated: June 6, 2017	/s/ Richard G. Stifel
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

