Form 10-Q
period 2017-06-30
Mountain High Acquisitions Corp.
filed 2017-08-14
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter)

Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of August 14, 2017, there were 79,879,968 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED JUNE 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30,	March 31,
	2017	2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,857	$10,399
TOTAL CURRENT ASSETS	17,857	10,399
FIXED ASSETS (NET)	200,000	—
TOTAL ASSETS	$217,857	$10,399

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$16,652	$23,378
Accrued liabilities	322,500	92,500
Convertible notes payable, net Beneficial Conversion Feature fully recognized of $487,574	236,844	161,279
Advances from Related Parties	138,945	138,945
TOTAL CURRENT LIABILITIES	714,941	416,102

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, 100,000 and nil shares issued and outstanding as of June 30, 2017 and March 31, 2017 respectively	10	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 73,291,389 and 72,691,389 shares issued and outstanding as of June 30, 2017 and March 31, 2017 respectively	7,329	7,269
Additional paid in capital	8,273,177	5,925,827
Accumulated (deficit)	(8,777,600)	(6,338,799)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(497,084)	(405,703)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$217,857	$10,399

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2017	2016

Revenue	$—	$4,272
Cost of revenue	—	1,495
Gross profit	—	2,777

Selling, general and administrative expenses	278,936	105,675
	278,936	105,675
(Loss) from operations	(278,936)	(102,898)

Interest Expense resulting from Beneficial Conversion Feature	(73,500)	(56,550)
Loss on valuation of preferred stock	(2,084,300)	—
Interest Expense	(2,065)	(4,035)

Net income (loss)	$(2,438,801)	$(163,483)

Net Income (loss) per share-basic
Continuing operations	(0.03)	(0.00)

Net Income (loss) per share-diluted
Continuing operations	(0.03)	(0.00)

Weighted average shares outstanding - basic and diluted	72,697,982	36,891,762

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,438,801)	$(163,483)
Adjustment to reconcile net loss to net Cash used in operating activities:
Changes in:
Beneficial Conversion Feature on Note payable	73,500	56,550
Accounts payable	(6,726)	619
Increase in Prepaid	—	(2,500)
Fixed Assets	(200,000)	—
Loss on valuation Preferred Stock	2,084,300	—
Inventory	—	1,496
Current liabilities	232,065	29,267
Net cash provided (used) by operating activities	(255,662)	(78,051)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—
Net cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares	189,620	29,436
Proceeds from notes payable	73,500	20,000
Net cash provided by financing activities	263,120	49,436

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,458	(28,615)

CASH AND CASH EQUIVALENTS
Beginning of the period	10,399	34,988
End of the period	$17,857	6,373

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

On May 22, 2016 the Company completed the acquisition of Greenlife Botanix ("Greenlife") as detailed in the First Amendment to the Shareholder Agreement dated February 8, 2016. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares were valued at the market value on the date of issuance, $0.23, for a total consideration of $2,300,000. The amount paid for Greenlife was recorded as Goodwill due to the start up nature of Greenlife and the minimal net assets of Greenlife at the time of acquisition. Subsequent to the purchase of Greenlife the Company entered into a rescission agreement with Freedom Seed and Feed, "FSF", which impaired the integration of Greenlife and FSF into a fully integrated cosmetic company. Due to the rescission of FSF and the remarketing of the Greenlife product line the Company evaluated the book value of the asset and elected to impair the Goodwill value of Greenlife and expensed the $2,300,000 book value in the year ended March 31, 2017. Greenlife started operations on September 18, 2014.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,438,801 and used cash for operations of $255,662 for the three months ended June 30, 2017 and has an accumulated deficit of $8,777,600 and a working capital deficit of $697,084 as of June 30, 2017. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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
F-5

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

The Company has no tax positions at June 30, 2017, or March 31, 2017, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Basic and Diluted Loss Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no warrants outstanding at June 30, 2017.

Recent Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC, did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Note 3 – Advances from Related Parties

At June 30, 2017 and March 31, 2017, $138,945 due to Brent McMahon, former President of GreenLife Botanix, was reclassified from Current Liabilities to Advances from Related Parties. Mr. McMahon is considered a related party due to his common stock position at June 30, 2017.

Note 4 – Equity

Common Stock

Effective June 12, 2017, the Company increased its authorized shares of common stock to 500,000,000 shares with a par value of $0.0001 per share. The Company has 250,000,000 shares of preferred stock with a par value of $0.0001 per share.

During the year ended March 31, 2017 the Company issued 503,334 restricted shares through a private placement at $0.15 per share.

On May 22, 2016, The Company issued 10,000,000 restricted shares to the shareholders of Greenlife Botanix pursuant to closing the Share Exchange Agreement dated February 8, 2016. The shares were valued at the fair market trading value, $0.23, on the closing date.

The Company issued 353,600 restricted shares to a vendor in lieu of payment of $35,360 that was owed to the vendor at March 31, 2016. The shares were recorded at the fair market value of $0.25 per share or $88,400. The difference in value, $53,040, was written off as a loss on extinguishment of debt in the year ended March 31, 2017.

Pursuant to agreements with potential investors, on May 12, 2015 Alan Smith, CEO and a Director, retired 2,000,000 shares he received from the reverse merger referenced above. The share retirement was valued at par $0.0001 per share.

On November 1, 2016, the Board of Directors reviewed the share position of the officers and Directors of the Company and granted Richard Stifel, CFO and a Director, 2,500,000 restricted shares of MYHI stock at $.0001 per share. The value of the shares was $164,500 and the Company recorded an expense of $162,000 for shares in lieu of compensation in year ended March 31, 2017.

On February 23, 2017, the Company issued 3,000,000 shares of restricted common stock valued at $71,700, the fair value of the stock, pursuant to a consulting contract dated October 11, 2016 with Clearview Consulting for services rendered.

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

On June 12, 2017, the Company issued 100,000 shares of Series B Convertible Preferred stock to an outside consulting firm for consulting services, valued at $109,700, which was recorded as consulting fees in the three months ended June 30, 2017. Due to the super voting provision of the Series B Convertible Preferred stock the Company recorded a loss on valuation of the shares of $2,084,300, the equivalent to 20,000,000 less the associated consulting expense of $109,700.

On June 30, 2017 the Company issued 600,000 pursuant to consulting agreements with outside consultants for services rendered during the three months ended June 30, 2017. The services were valued at $79,920 based on the closing bid on the date of issue. There were no shares issued for consulting services for the three months ended June 30, 2016.

Warrants

There were no warrants issued and outstanding as of June 30, 2017,

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

Income tax expense (benefit) consists of the following for the three months ended June 30, 2017:

Current taxes	$—
Deferred taxes	124,075
Less: valuation allowance	(124,075)
Net income tax provision	$—

The Company’s effective tax rate differs from the high statutory rate for the three months ended June 30, 2017, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$34.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	(39.0%)
Effective income tax rate	$0.0%

As of June 30, 2017, the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$935,279
Less: valuation allowance	(935,279)
Net deferred tax assets	$—

Note 6 - Notes Payable

At June 30, 2017 the Company had outstanding convertible notes payable to third parties in the amount of $236,843. Each note had interest rates of 3%-5% and had a conversion provision allowing the holder to convert the note into shares of the Company at a discount. The discount varied from 70% of the trading value at the conversion date to the lower of 80% of the share value on the conversion date or $0.015 or $0.03. This is referred to as the Beneficial Conversion Feature, "BCF". Due to the fact that the notes could be converted immediately or any time thereafter, there is no amortization of expense, so the Company has elected to record an expense in the current year for the difference between the "BCF and the share value on the date the note was executed. This resulted in an expense of $73,500 and $56,550 for the three months ended June 30, 2017 and 2016 respectively. The following details outstanding convertible notes as of June 30, 2017:

Mountain High Acquisition Corp.
Convertible Notes Payable
June 30, 2017

Note Holder	Amount	Conversion terms
Axiom Financial, Inc.	5,112.95	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Broad Wind LLC	25,564.76	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Andrew Ceravasio	10,217.58	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Conner Preston	10,217.58	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
EROP Capital	10,224.52	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Fourth Street Fund	10,260.71	Lesser of $0.015 or 70% lowest closing bid 15 days prior to conversion
Fourth Street Fund	3,490.52	Lesser of $0.015 or 70% lowest closing bid 15 days prior to conversion
Laurence Gershman	10,217.58	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Jo Ann Davidson	12,862.75	Lesser of $0.015 or 70% lowest closing bid 15 days prior to conversion
Loma Mgmt. Partners LLC	10,221.74	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Micaddan Mrkt. Consultants	10,224.52	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Millennial Investments LLC	5,112.95	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Paul Mannion	10,302.71	Lesser of $0.015 or 70% lowest closing bid 15 days prior to conversion
Power Up	73,546.04	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Rob Davidson	8,817.51	Lesser of $0.015 or 70% lowest closing bid 15 days prior to conversion
Saeb Jannoun Revocable Trust	20,449.03	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
	236,843.45

Note 7 - Related Party Transactions

On April 1, 2016, the Company executed consulting agreements with Alan Smith, CEO, and Richard Stifel, CFO for administrative services for the Company. Mr. Stifel and Mr. Smith were each paid $7,500.00 and $0.00 during the three months ended June 30, 2017 and 2016 respectively pursuant to the agreements.

Note 8 – Commitments and Contingencies

On June 30, 2017 the Company executed a secured convertible note for $346,000, payable in 3 tranches, over 30 day increments. The first tranche in the amount of $181,000 less an $21,000 Original Issue Discount for a net amount of $160,000, was received on July 6, 2017. The two subsequent tranches will be received 30 and 60 days from this date.

On June 30, 2017, the Company, through its wholly owned subsidiary MYHI-AZ, entered into an equipment purchase agreement and a lease agreement with D9 Manufacturing Inc. The purchase agreement is for the acquisition of 2 intermodal steel cultivation containers to be used in D9’s Arizona operations. The lease agreement has a 3 year term and provides for base rent payments plus reimbursement for operating costs associated with operations. The Company also entered into an Memorandum Agreement with D9 on June 22, 2017 that provides for additional shares to be issued relative to crop harvests and sales. The Memorandum Agreement called for an initial issue of 250,00 shares, however due to delays in the installation of the equipment the parties verbally agreed to postpone the initial issue until the containers were installed and operation begun. The containers are projected to be operational by the middle of August 2017.

Note 9 – Subsequent Events

On July 25, 2017, the Company executed a Convertible Promissory Note in the amount of $63,000. The proceeds will be used for working capital requirements for the current fiscal quarter.

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

BUSINESS OPERATIONS

During the 2017 fiscal year, the Company concentrated its efforts on refining the product linesand improving the distribution and marketing operations of its wholly owned subsidiary, GreenLife Botanix. In addition, the Company evaluated numerous opportunities with the intent of supplementing the GreenLife operation, However, the Company has been unable to finalize any additional operations for GreenLife.

On May 30, 2017, the Company announced it had entered into an agreement with D9 Manufacturing Inc. to assist the Company in the development of turnkey infrastructure assets for the cannabis market. Subsequent to that agreement, the Company, through its wholly owned subsidiary MYHI-AZ, entered into a purchase agreement and lease agreement with D9 Manufacturing Inc. for two intermodal steel cultivation containers to be used in a pilot project in a Phoenix AZ operation. The containers are scheduled to be in operation in August 2017.

RESULTS OF OPERATIONS

Working Capital

As of June 30, 2017
Total Current Assets	$17,857
Total Current Liabilities	(714,941)
Working Capital (Deficit)	$(697,084)

Cash Flows

Three months Ended June 30, 2017
Cash Flows from (used in) Operating Activities	$(255,662)
Cash Flows from (used in) Investing Activities	—
Cash Flows from (used in) Financing Activities	263,120
Net Increase (decrease) in Cash during period	$7,458

Operating Revenues

During the three months ending June 30, 2017, the Company recorded no sales compared to $4,272 revenue for the three months ended June 30, 2016. The sales were for cosmetics and were sold on net 30 day terms or cash. Cost of Goods Sold are at the lower of cost or market.

Operating Expenses and Net Loss

The net loss for the three month period ended June 30, 2017 was $2,438,801, compared to a loss of $163,483 for the three months ended June 30, 2016. The loss for the three months ended June 30, 2017 consists of $234,620 for consulting fees, $29,793 for legal and accounting fees and $4,823 for travel. Other Income (Expense) was an expense for the beneficial interest on Notes Payable of $73,500, a loss on the issuance of Preferred stock of $2,084,300 and interest expense of $2,065.

The loss for the three months ended June 30, 2016 consisted of $40,000 for accrued consulting fees, $15,000 for website design, $16,000 for legal and accounting fees. Other income and (expense) consists of $56,550 for the beneficial interest on Notes Payable and $4,035 for interest expense..

Liquidity and Capital Resources

At June 30, 2017, the Company’s cash balance and total assets were $17,857 and $17,857, respectively.

At June 30, 2017, the Company had total liabilities of $714,941, consisting of $16,652 in accounts payable, $236,844 in notes payable, accrued liabilities of $322,500 and $138,945 in advances from a related party.

As at June 30, 2017, the Company had a working capital deficit of $697,084.

Cashflow used in Operating Activities

During the three month period ended June 30, 2017, the Company used $255,662 of cash for Operating Activities compared to cash used for operating activities of $78,051 for the three months ended June 30, 2016. Cash used for operations for the three months ended June 30, 2017. consisted of our loss of $2,438,801 offset by $73,500. for beneficial interest on Notes Payable, loss on issuance of Preferred stock of $2,084,300 and an increase in Current Liabilities of $232,065.,

The loss for the three months ended June 30, 2016 consisted of our loss of $163,483 offset by $56,550 for beneficial interest on Notes Payable and an increase in Current Liabilities of $29,267

Cashflow used in Investing Activities

There were no investing activities for the three months ended June 30, 2017 or 2016

Cashflow from Financing Activities

During the three months ended June 30, 2017, the Company received $73,500 from the issue of Notes Payable and $189,620 from the conversion of debt to stock ..

During the three months ended June 30, 2016, the Company received $20,000 from the issue of Notes Payable and $29,436 from the conversion of debt to stock

Going Concern

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

Future Financings

We will continue to rely on equity sales of our common shares and advances from our majority stockholders in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of June 30, 2017, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quarterly Issuances:

None

Subsequent Issuances:

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Amendment to Articles of Incorporation dated June 13, 2017	Filed with the SEC on June 13,2017 as part of our Current Report on Form 8-K.
3.02	3.01Certificate of Designation for Series B Convertible Preferred Stock	Filed with the SEC on June 13,2017 as part of our Current Report on Form 8-K.
3.03	Amendment to Bylaws dated June 13, 2017	Filed with the SEC on June 13,2017 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

(i)	*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: August 14, 2017	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 14, 2017	/s/ Alan Smith
Alan Smith
Its: President, CEO, Treasurer and Director

Dated: August 14, 2017	/s/ Richard G. Stifel
Richard G. Stifel
Its: CFO, Secretary and Director

