Form 10-Q
period 2017-09-30
Mountain High Acquisitions Corp.
filed 2017-11-14
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of November 14, 2017, there were 83,093,867 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED SEPTEMBER 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INDEX	F-1
Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and March 31, 2017	F-2
Consolidated Statement of Operations for the Three Months Ended September 30, 2017 and September 30, 2016 and the Six Months ended September 30, 2017 and September 30, 2016 (Unaudited)	F-3
Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2017 and September 30, 2016 (Unaudited)	F-4
Notes to the Consolidated Financial Statements (Unaudited)	F-5

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30,	March 31,
	2017	2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$52,934	$10,399
Accounts receivable	30,000	—
Other receivables	10,000	—
TOTAL CURRENT ASSETS	92,934	10,399
FIXED ASSETS (NET)	190,000	—
TOTAL ASSETS	$282,934	$10,399

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$9,074	$23,378
Accrued liabilities	107,500	92,500
Convertible notes payable, net Beneficial Conversion Feature fully recognized of $550,574	576,981	161,279
Advances from Related Parties	138,945	138,945
TOTAL CURRENT LIABILITIES	832,500	416,102

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, 100,000 and nil shares issued and outstanding as of September 30, 2017 and March 31, 2017 respectively	10	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 78,876,483 and 72,691,389 shares issued and outstanding as of September 30, 2017 and March 31, 2017 respectively	7,888	7,269
Additional paid in capital	8,634,253	5,925,827
Accumulated (deficit)	(9,191,717)	(6,338,799)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(549,566)	(405,703)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$282,934	$10,399

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016

Revenue	$30,000	$11,460	$30,000	$15,732
Cost of revenue	—	2,336	—	3,831
Gross profit	30,000	9,124	30,000	11,901

Depreciation	10,000	—	10,000	—
Warrant expense	115,100	—	115,100	—
Selling, general and administrative expenses	181,264	83,743	460,201	189,416
	306,364	83,743	585,301	189,416
(Loss) from operations	(276,364)	(74,619)	(555,301)	(177,515)

Interest Expense resulting from Beneficial Conversion Feature	(63,000)	(23,292)	(136,500)	(79,842)
Forbearance expense	(27,250)	—	(27,250)	—
Original issue discount	(34,000)	—	(34,000)	—
Loss on valuation of preferred stock	—	—	(2,084,300)	—
Interest Expense	(13,503)	(8,157)	(15,567)	(12,192)

Net income (loss)	$(414,117)	$(106,068)	$(2,852,918)	$(269,549)

Net Income (loss) per share-basic Continuing operations	(0.01)	(0.00)	(0.04)	(0.01)

Net Income (loss) per share-diluted Continuing operations	(0.01)	(0.00)	(0.04)	(0.01)

Weighted average shares outstanding - basic and diluted	76,380,665	43,898,029	74,549,386	40,433,391

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,852,918)	$(269,549)
Adjustment to reconcile net loss to net Cash used in operating activities:
Changes in:
Beneficial Conversion Feature on Note payable	136,500	79,842
Depreciation and amortization	10,000	—
Accounts payable	(14,304)	11,771
Warrants issued	115,100	—
Increase in Prepaid	—	(40,000)
Increase in receivables	(40,000)	—
Fixed Assets	(200,000)	—
Loss on valuation Preferred Stock	2,084,300	—
Inventory	—	3,832
Forbearance	27,250	—
Original issue discount	34,000	—
Current accrued liabilities	15,000	36,019
Net cash provided (used) by operating activities	(685,072)	(178,085)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—
Net cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares for services	263,540	162,629
Note conversions	(109,615)	(103,927)
Proceeds from borrowings	573,682	88,237
Net cash provided by financing activities	727,607	146,939

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,535	(31,146)

CASH AND CASH EQUIVALENTS
Beginning of the period	10,399	34,988
End of the period	$52,934	3,842

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

On May 22, 2016 the Company completed the acquisition of Greenlife Botanix ("Greenlife") as detailed in the First Amendment to the Shareholder Agreement dated February 8, 2016. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares were valued at the market value on the date of issuance, $0.23, for a total consideration of $2,300,000. The amount paid for Greenlife was recorded as Goodwill due to the start up nature of Greenlife and the minimal net assets of Greenlife at the time of acquisition. Subsequent to the purchase of Greenlife the Company entered into a rescission agreement with Freedom Seed and Feed, "FSF", which impaired the integration of Greenlife and FSF into a fully integrated cosmetic company. Due to the rescission of FSF and the remarketing of the Greenlife product line the Company evaluated the book value of the asset and elected to impair the Goodwill value of Greenlife and expensed the $2,300,000 book value in the year ended March 31, 2017. Greenlife started operations on September 18, 2014. In May 2017, the Company formed MYHI-AZ to acquire equipment to service the growing Cannabis industry. In June 2017 the Company entered into a consulting agreement with D9 Manufacturing, "D9", to provide D9 customers with infrastructure equipment. Also in June 2017, MYHI-AZ purchased 2 intermodal grow containers from D9 to be used in a grow operation in Arizona. MYHI-AZ leased the grow containers to D9 for 3 years with the ability to extend the lease for an additional 2 years. The lease began August 15, 2017. The lease provides for a monthly lease rate of $20,000 a month and requires advance payment for operating supplies and expenses. The monthly lease rate is recorded as Revenue and an Account Receivable while the advances are recorded as an Other Receivable. Both amounts are due when the crop is harvested. The containers were planted in October 2017 with an expected harvest in January 2018.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,852,918 and used cash for operations of $685,072 for the six months ended September 30, 2017 and has an accumulated deficit of $9,191,717 and a working capital deficit of $739,566 as of September 30, 2017. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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

Revenue for FY 2018 represents lease revenue for the grow containers pursuant to the Company's lease with D9.

Fixed Assets

Fixed Assets are stated at cost. Depreciation is provided on fixed assets using the straight-line method over an estimated service life of five years for equipment.

The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

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

The Company has no tax positions at September 30, 2017 or March 31, 2017, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Note 3 – Advances from Related Parties

At September 30, 2017 and March 31, 2017, $138,945 due to Brent McMahon, former President of GreenLife Botanix, was reclassified from Current Liabilities to Advances from Related Parties. Mr. McMahon is considered a related party due to his common stock position at March 31, 2017, however his ownership position as of September 30, 2017 is undeterminable.

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

During the year ended March 31, 2017, the Company converted $506,587287 of Convertible Notes Payable into 33,772,455 shares of restricted common stock at $0.015 per share per the conversion agreements. Included in this conversion were $192,667 of Convertible Notes Payable for notes held by the Officers and Directors of the Company. which were converted into 12,844,440 shares of restricted common stock, 4,888,958 shares to Richard G. Stifel, CFO and Director and 7,955,482 shares to Alan Smith, CEO and Director.

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

On June 30, 2017 the Company issued 600,000 shares of restricted common stock pursuant to consulting agreements with outside consultants for services rendered. The services were valued at $79,920 based on the closing bid on the date of issue.

During July 2017 the Company converted $109,615 of convertible notes payable into 4,745,094 shares of free trading common stock of the Company.

On September 30, 2017 the Company issued 840,000 shares of restricted Common Stock, pursuant to consulting agreements valued at $73,920.

Warrants

Pursuant to the Warrant to Purchase Shares of Common Stock Agreement, dated June 30, 2017, the Company granted the right to St. George Investments LLC, to purchase at any time on or after the Issue Date of June 30, 2017 until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs a number of fully paid and non-assessable shares of Company's common stock, par value $0.0001 per share, equal to $173,000 divided by the Market Price as of the Issue Date. The closing stock price on June 30, 2017 was $0.1273, equating to 1,358,995 shares of common stock. The warrant was issued in connection with the Securities Purchase Agreement, dated June 30, 2017, for $346,000. Pursuant to ASC 470-20-25-2 the company fair valued the warrants at $115,100 to be debited to debt discount and amortized over the term of the note. The Warrants contain a ratcheting feature for future share issuances. The Company issued shares in July 2017 for conversion of notes payable and in September 2017 for consulting agreements. These share issuances were for convertible notes and contracts that were in existence prior to the execution of the St. George agreement and were exempt from any ratcheting calculation.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, March 31, 2017	—	$—	$—

Issued	1,358,995	$.1273	$.1273
Exercised	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Outstanding, September 30, 2017	1,358,995	$.1273	$.1273

Exercisable, September 30, 2017	1,358,995	$.1273	$.1273

Range of Exercise Prices	Number Outstanding 9/30/2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.1273	1,358,995	4.93 years	$0.1273

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

The Company has federal net operating loss carryforwards of approximately $4,438,361 expiring in various years through 2037. The tax benefit of these net operating losses has been offset by a full allowance for realization. The use of the net operating loss carryfowards may be limited due to a change in control.

Income tax expense (benefit) consists of the following for the six months ended September 30, 2017:

Current taxes	$—
Deferred taxes	205,788
Less: valuation allowance	(205,788)
Net income tax provision	$—

The Company’s effective tax rate differs from the high statutory rate for the six months ended September 30, 2017, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$34.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	(39.0)%
Effective income tax rate	$0.0%

As of September 30, 2017, the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$1,016,992
Less: valuation allowance	(1,016,992)
Net deferred tax assets	$—

Note 6 - Notes Payable

At September 30, 2017 the Company had outstanding convertible notes payable to third parties in the amount of $576,981. Each note had interest rates of 3%-12% and had a conversion provision allowing the holder to convert the note into shares of the Company at a discount. This is referred to as the Beneficial Conversion Feature, "BCF". Due to the fact that the notes could be converted immediately or any time thereafter, there is no amortization of expense, so the Company has elected to record an expense in the current year for the difference between the BCF and the share value on the date the note was executed. This amount cannot exceed the value of the note. This resulted in an expense of $136,500 and $79,842 for the six months ended September 30, 2017 and 2016 respectively. The following details outstanding convertible notes as of September 30, 2017:

Mountain High Acquisition Corp.
Convertible Notes Payable
September 30, 2017

Note Holder	Amount	Conversion terms
Andrew Ceravasio	10,346.35	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Conner Preston	10,346.35	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Laurence Gershman	10,346.35	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Jo Ann Davidson	13,024.86	Lesser of $0.015 or 70% lowest closing bid 15 days prior to conversion
Micaddan Mrkt. Consultants	10,353.38	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
St. George Financial	382,079.27	180 days from closing at low of 65% of avg. 2 lowest closing bid 15 days prior to conversion or $.15
Power Up	140,484.28	180 days from closing at lowest closing bid 15 days prior to conversion
	576,980.84

During the three months ended September 30, 2017, the Company borrowed $63,000 from Power Up Lending Group, which caused an event of default on the convertible notes due to St. George Investments, "St. George". The Company cured the event of default by executing a Forbearance Agreement with St. George in which the Company agreed to increase its obligation to St. George by $27,500, which was recorded as Forbearance Expense in the current period and to not pursue additional funding without prior approval from St. George. St. George agreed to not accelerate the due date of the note or to increase the interest rate of the note as a result of executing the Forbearance Agreement.

Note 7 - Related Party Transactions

On April 1, 2016, the Company executed consulting agreements with Alan Smith, CEO, and Richard Stifel, CFO for administrative services for the Company. Mr. Stifel and Mr. Smith were each paid $37,500 and $0.00 during the six months ended September 30, 2017 and 2016 respectively pursuant to the agreements.

Note 8 – Commitments and Contingencies

The Company entered into a Memorandum Agreement with D9 Manufacturing Inc. on June 22, 2017 that provides for additional shares to be issued relative to crop harvests and sales. The Memorandum Agreement called for an initial issue of 250,00 shares, however due to delays in the installation of the equipment the parties verbally agreed to postpone the initial issue until the containers were installed and operation begun. The containers were put into operation on October 17, 2017 and the 250,000 shares were issued on October 31, 2017.

Note 9 – Subsequent Events

None.

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

BUSINESS OPERATIONS

During the 2017 fiscal year, the Company concentrated its efforts on refining the product lines and improving the distribution and marketing operations of its wholly owned subsidiary, GreenLife Botanix. In addition, the Company evaluated numerous opportunities with the intent of supplementing the GreenLife operation, However, the Company has been unable to finalize any additional operations for GreenLife.

On May 30, 2017, the Company announced it had entered into an agreement with D9 Manufacturing Inc. to assist the Company in the development of turnkey infrastructure assets for the cannabis market. Subsequent to that agreement, the Company, through its wholly owned subsidiary MYHI-AZ, entered into a purchase agreement and lease agreement with D9 Manufacturing Inc. MYHI-AZ leased the grow containers to D9 for 3 years with the ability to extend the lease for an additional 2 years. The lease began August 15, 2017 with the delivery of the 2 containers to D9. The lease provides for a monthly lease rate of $20,000 a month and requires advance payment for operating supplies and expenses. The monthly lease rate is recorded as Revenue and an Account Receivable while the advances are recorded as an Other Receivable. Both amounts are due when the crop is harvested. The containers were planted in October 2017 with an expected harvest in January 2018.

RESULTS OF OPERATIONS

Working Capital

As of September 30, 2017
Total Current Assets	$92,934
Total Current Liabilities	(832,500)
Working Capital (Deficit)	$(739,566)

Cash Flows

Six months Ended September 30, 2017
Cash Flows from (used in) Operating Activities	$(685,072)
Cash Flows from (used in) Investing Activities	—
Cash Flows from (used in) Financing Activities	727.607
Net Increase (decrease) in Cash during period	$42,535

Operating Revenues

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

During the three months ended September 30, 2017, the Company recorded revenues of $30,000 compared to $11,460 revenue for the three months ended September 30, 2016. The sales in the three months ended September 30, 2017 were for lease revenue and the sales for the three months ended September 30, 2016 were for cosmetics. The lease revenue is pursuant to a lease agreement and is due and payable when the harvest is sold. The cosmetic sales were sold on net 30 day terms or cash. Cost of Goods Sold are at the lower of cost or market.

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016

During the six months ending September 30, 2017, the Company recorded sales of $30,000 compared to $15,732 revenue for the six months ended September 30, 2016. The sales for the six months ended September 30, 2017 were for lease revenue and the sales for the six months ended September 30, 2016 were for cosmetics. The lease revenue is pursuant to a lease agreement and are due and payable when the harvest is sold. The cosmetic sales were sold on net 30 day terms or cash. Cost of Goods Sold are at the lower of cost or market.

Operating Expenses and Net Loss

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The net loss for the three months ended September 30, 201 was $414,117, compared to a net loss of $106,068 for the three months ended September 30, 2016.

The net loss for the three months ended September 30, 2017 consisted of Depreciation of $10,000, Warrant expense of $115,100, consulting expense of $118,920, commission related to borrowing of $30,200 beneficial interest expense of $63,000, forbearance expense of $27,250 and original issue discount of $34.000.

The net loss for the three months ended September 30, 2016 consisted of consulting fees of $45,000, $7,500 for rent, professional fees of $26,721, $23,292 for beneficial interest expense on convertible notes payable and interest of $8,157.

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016

The net loss for the six months ended September 30, 2017 was $2,832,918, compared to a loss of $269,549 for the six months ended September 30, 2016.

The net loss for the three months ended September 30, 2017 consisted of Depreciation of $10,000, warrant expense of $115,100, consulting expense of $353,540, commission related to borrowing of $30,200, professional fees of $45,671, beneficial interest expense of $136,500, loss on preferred stock $2,084,300 forbearance expense of $27,250 and original issue discount of $34.000.

The loss for the six months ended September 30, 2016 consisted of consulting fees of $85,000, professional fees of $42,721, web site development of $15,000, rent of $15,000, beneficial interest on convertible note of $79,842 and interest of $12,192.

Liquidity and Capital Resources

At September 30, 2017, the Company’s cash balance and total assets were $52,934 and $282,934, respectively.

At September 30, 2017, the Company had total liabilities of $832,500, consisting of $9,074 in accounts payable, $576,981 in notes payable, accrued liabilities of $107,500 and $138,945 in advances from a related party.

As at September 30, 2017, the Company had a working capital deficit of $739,566.

Cashflow used in Operating Activities

During the six month period ended September 30, 2017, the Company used $685,072 of cash for operating activities compared to cash used for operating activities of $178,085 for the six months ended September 30, 2016.

Cash used for operations for the six months ended September 30, 2017. consisted of our loss of $2,852,918 offset by $136,500. for beneficial interest on Notes Payable, loss on issuance of Preferred stock of $2,084,300 , warrant expense of $115,100 an increase in Current Liabilities of $61,946 offset by an increase in receivables of $40,000 and an increase in fixed assets of $200,000.

The loss for the six months ended September 30, 2016 consisted of our loss of $269,549 offset by $79,842 for beneficial interest on Notes Payable and an increase in Current Liabilities of $36,019 offset by an increase in prepaids of $40,000.

Cashflow used in Investing Activities

There were no investing activities for the six months ended September 30, 2017 or 2016

Cashflow from Financing Activities

During the six month period ended September 30, 2017, the Company provided $727,607 of cash provided by financing activities compared to cash provided by financing activities of $146,939 for the six months ended September 30, 2016.

During the six months ended September 30, 2017, the Company received $263,540 from the issue of shares for services and $573,682 from borrowings offset by $109,615 from the conversion of debt to stock .

During the six months ended September 30, 2016, the Company received $162,629 from the issue of shares for services, $88,237 from borrowings offset by $103,927 from the conversion of debt to stock

Going Concern

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

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of September 30, 2017, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quarterly Issuances:

None.

Subsequent Issuances:

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Amendment to Articles of Incorporation dated June 13, 2017	Filed with the SEC on June 13,2017 as part of our Current Report on Form 8-K.
3.02	3.01 Certificate of Designation for Series B Convertible Preferred Stock	Filed with the SEC on June 13,2017 as part of our Current Report on Form 8-K.
3.03	Amendment to Bylaws dated June 13, 2017	Filed with the SEC on June 13,2017 as part of our Current Report on Form 8-K.
4.01	St. George Investments Secured Convertible Promissory Note	Filed herewith
4.02	St George Investments Warrant to Purchase Shares of Common Stock	Filed herewith
4.03	St George Investments Forbearance Agreement	Filed herewith
4.04	Power Up Lending Group Convertible Promissory Note June 15, 2017	Filed herewith
4.05	Power Up Lending Group Convertible Promissory Note July 25, 2017	Filed herewith
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
99.01	Equipment Lease D9 and MYHI-AZ	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

(i)	*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: November 14, 2017	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: November 14, 2017	/s/ Alan Smith
Alan Smith
Its: President, CEO, Treasurer and Director

Dated: November 14, 2017	/s/ Richard G. Stifel
Richard G. Stifel
Its: CFO, Secretary and Director

