Form 10-Q
period 2017-12-31
Mountain High Acquisitions Corp.
filed 2018-02-07
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of February 7, 2018, there were 92,972,935 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED DECEMBER 31, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INDEX	F-1
Consolidated Balance Sheets as of December 31, 2017 (Unaudited) and March 31, 2017	F-2
Consolidated Statement of Operations for the Three Months Ended December 31, 2017 and December 31, 2016 and the Nine Months ended December 31, 2017 and December 31, 2016 (Unaudited)	F-3
Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2017 and December 31, 2016 (Unaudited)	F-4
Notes to the Consolidated Financial Statements (Unaudited)	F-5

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	December 31,	March 31,
	2017	2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,289	$10,399
Accounts receivable	90,000	—
Other receivables	22,294	—
TOTAL CURRENT ASSETS	117,583	10,399
FIXED ASSETS (NET)	180,000	—
TOTAL ASSETS	$297,583	$10,399

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$11,238	$23,378
Accrued liabilities-other	12,500	12,500
Accrued officer fees	115,000	80,000
Convertible notes payable, net Beneficial Conversion Feature fully recognized of $550,574	489,475	161,279
Advances from Related Parties	138,945	138,945
TOTAL CURRENT LIABILITIES	767,158	416,102

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, 100,000 and nil shares issued and outstanding as of December 31, 2017 and March 31, 2017 respectively	10	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 83,575,227 and 72,691,389 shares issued and outstanding as of December 31, 2017 and March 31, 2017 respectively	8,358	7,269
Additional paid in capital	8,779,969	5,925,827
Accumulated (deficit)	(9,257,912)	(6,338,799)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(469,575)	(405,703)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$297,583	$10,399

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016

Revenue	$60,000	$641	$90,000	$16,374
Cost of revenue	—	303	—	4,135
Gross profit	60,000	338	90,000	12,239

Depreciation	10,000	—	20,000	—
Impairment	—	55,161	—	55,161
Director expense	—	162,000	—	162,000
Officer fees	45,000	45,000	135,000	120,000
Warrant expense	—	—	115,100	—
Selling, general and administrative expenses	57,408	140,935	427,608	255,361
	112,408	403,096	697,708	592,522
(Loss) from operations	(52,408)	(402,758)	(607,708)	(580,283)

Interest Expense resulting from Beneficial Conversion Feature	—	(205,923)	(136,500)	(285,765)
Forbearance expense	—	—	(27,250)	—
Original issue discount	—	—	(34,000)	—
Loss on valuation of preferred stock	—	—	(2,084,300)	—
Interest Expense	(13,789)	(11,908)	(29,356)	(24,101)

Net income (loss)	$(66,197)	$(620,589)	$(2,919,114)	$(890,149)

Net Income (loss) per share-basic
Continuing operations	(0.00)	(0.01)	(0.04)	(0.02)

Net Income (loss) per share-diluted
Continuing operations	(0.00)	(0.01)	(0.04)	(0.02)

Weighted average shares outstanding - basic and diluted	80,586,607	53,668,922	76,569,111	45,042,297

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,919,114)	$(890,149)
Adjustment to reconcile net loss to net
Cash used in operating activities:
Changes in:
Beneficial Conversion Feature on Note payable	136,500	285,765
Inventory impairment	—	55,161
Advances to affiliate	—	2,500
Depreciation and amortization	20,000	—
Accounts payable	(12,140)	6,729
Warrants issued	115,100	—
Director shares	—	162,000
Increase in Prepaid	—	(40,000)
Increase in receivables	(112,294)	—
Fixed Assets	(200,000)	—
Loss on valuation Preferred Stock	2,084,300	—
Forbearance	27,250	—
Original issue discount	34,000	—
Current accrued liabilities	35,000	74,425
Net cash provided (used) by operating activities	(791,398)	(343,569)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—
	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares for services	308,433	393,921
Note conversions	(210,909)	(209,530)
Proceeds from borrowings	688,764	130,164
Net cash provided by financing activities	786,288	314,555

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,110)	(29,014)

CASH AND CASH EQUIVALENTS
Beginning of the period	10,399	34,988
End of the period	$5,289	5,974

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

On May 22, 2016 the Company completed the acquisition of Greenlife Botanix ("Greenlife") as detailed in the First Amendment to the Shareholder Agreement dated February 8, 2016. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares were valued at the market value on the date of issuance, $0.23, for a total consideration of $2,300,000. The amount paid for Greenlife was recorded as Goodwill due to the start up nature of Greenlife and the minimal net assets of Greenlife at the time of acquisition. Subsequent to the purchase of Greenlife the Company executed a rescission agreement with Freedom Seed and Feed, "FSF", which prevented Greenlife from becoming a fully integrated cosmetic company. Due to the rescission of FSF and the remarketing of the Greenlife product line the Company evaluated the book value of the asset and elected to impair the goodwill value of Greenlife and expensed the $2,300,000 book value in the year ended March 31, 2017. Greenlife started operations on September 18, 2014. In May 2017, the Company formed MYHI-AZ to acquire equipment to service the growing cannabis industry. In June 2017 the Company entered into a consulting agreement with D9 Manufacturing, "D9", to provide D9 customers with infrastructure equipment. Also in June 2017, MYHI-AZ purchased 2 intermodal grow containers from D9 to be used in a grow operation in Arizona. MYHI-AZ leased the grow containers to D9 for 3 years with the ability to extend the lease for an additional 2 years. The lease began August 15, 2017. The lease provides for a monthly lease rate of $20,000 a month and requires advance payment for operating supplies and expenses. The monthly lease rate is recorded as revenue and an Account Receivable while the advances are recorded as an Other Receivable. Both amounts are due when the crop is harvested. The containers were planted in October 2017 with an expected harvest in January 2018. The initial grow operation encountered a power failure which ultimately resulted in the loss of the crop. The loss of the crop has resulted in a deferral of collection of the lease rental payments and the operating cost payments. A new crop is being planted in January 2018 with an anticipated harvest in May 2018. Due to continued operations with D9 and potential future opportunities with D9, the Company believes the current and future receivable amounts will be collected in full.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $2,919,114 and used cash for operations of $791,398 for the nine months ended December 31, 2017 and has an accumulated deficit of $9,257,912 and a working capital deficit of $649,575 as of December 31, 2017. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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

The Company has no tax positions at December 31, 2017 or March 31, 2017, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Note 3 – Advances from Related Parties

At December 31, 2017 and March 31, 2017, $138,945 due to Brent McMahon, former President of GreenLife Botanix, was reclassified from Current Liabilities to Advances from Related Parties. Mr. McMahon is considered a related party due to his common stock position at March 31, 2017, however his ownership position as of December 31, 2017 is undeterminable.

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

During the nine months ended December 31, 2017 the Company converted $210,910 of convertible notes payable into 8,553,838 shares of free trading common stock of the Company.

During the nine months ended December 31, 2017 the Company issued 2,430,000 shares of restricted Common Stock, pursuant to consulting agreements valued at $308,432.

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

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, March 31, 2017	—	$—	$—

Issued	1,358,995	$.1273	$.1273
Exercised	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Outstanding, December 31, 2017	1,358,995	$.1273	$.1273

Exercisable, December 31, 2017	1,358,995	$.1273	$.1273

Range of Exercise Prices	Number Outstanding 12/31/2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.1273	1,358,995	4.68 years	$0.1273

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

The Company has federal net operating loss carryforwards of approximately $4,500,931 expiring in various years through 2037. The tax benefit of these net operating losses has been offset by a full allowance for realization. The use of the net operating loss carryfowards may be limited due to a change in control.

Income tax expense (benefit) consists of the following for the nine months ended December 31, 2017:

Current taxes	$—
Deferred taxes	227,688
Less: valuation allowance	(227,688)
Net income tax provision	$—

The Company’s effective tax rate differs from the high statutory rate for the nine months ended December 31, 2017, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$34.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	(39.0)%
Effective income tax rate	$0.0%

As of December 31, 2017, the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$1,038,892
Less: valuation allowance	(1,038,892)
Net deferred tax assets	$—

Note 6 - Notes Payable

At December 31, 2017 the Company had outstanding convertible notes payable to third parties in the amount of $489,475. The notes had interest rates of 3%-12% and had conversion provision allowing the holder to convert the note into shares of the Company at a discount. This is referred to as the Beneficial Conversion Feature, "BCF". Due to the fact that the notes could be converted immediately or any time thereafter, there is no amortization of expense, so the Company has elected to record an expense in the current year for the difference between the BCF and the share value on the date the note was executed. This amount cannot exceed the value of the note. This resulted in an expense of $136,500 and $285,765 for the nine months ended December 31, 2017 and 2016 respectively. The following details outstanding convertible notes as of December 31, 2017:

Note Holder	Amount	Conversion Terms
Andrew Cervasio	10,476.74	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Conner Preston	10,476.74	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Laurence Gershman	10,476.74	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
St. George Financial	391,709.78	180 days from closing at lower of 65% of avg. 2 lowest closing bid 15 days prior to conversion or $0.15
Power Up	66,335.24	180 days from closing at lowest closing bid 15 days prior to conversion
	489,475.24

During the nine months ended December 31, 2017, the Company borrowed $63,000 from Power Up Lending Group, which caused an event of default on the convertible notes due to St. George Investments, "St. George". The Company cured the event of default by executing a Forbearance Agreement with St. George in which the Company agreed to increase its obligation to St. George by $27,500, which was recorded as Forbearance Expense in the current period and to not pursue additional funding without prior approval from St. George. St. George agreed to not accelerate the due date of the note or to increase the interest rate of the note as a result of executing the Forbearance Agreement.

Note 7 - Related Party Transactions

On April 1, 2016, the Company executed consulting agreements with Alan Smith, CEO, and Richard Stifel, CFO for administrative services for the Company. For the three months ended December 31, 2016 Mr. Smith was paid $7,500 and Mr. Stifel was paid $12,500. For the 9 months ended December 31, 2016 Mr. Smith was paid $15,000 and Mr. Stifel was paid $20,000. For the three months ended December 31, 2016 accruals for Mr. Smith and Mr. Stifel were $22,500 each. For the 9 months ended December 31, 2016 accruals for Mr. Smith and Mr. Stifel were $60,000 each.

Effective April 1, 2017, Mr. Smith and Mr. Stifel assigned their consulting agreements and all future amounts due under the agreement to Evolution Equities Corp, "Evolution" and RGS Resources LLC, "RGS" respectively. Evolution and RGS are related parties due to Mr. Smith's and Mr. Stifel's ownership interest and positions in the companies. Evolution and RGS were each paid $12,500 and $50,000 for the three months and nine months ended 12/31/2017 respectively. For the three months ended December 31, 2017 accruals for Evolution and RGS were $22,500 each. For the 9 months ended December 31, 2017 accruals for Evolution and RGS were $67,500 each.

Note 8 – Commitments and Contingencies

None

Note 9 – Subsequent Events

On January 23, 2018, the Company executed a convertible promissory note to St. George Investments LLC, "St. George" for $335,000 under similar terms to the previous convertible note with St. George.

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

BUSINESS OPERATIONS

On May 30, 2017, the Company entered into an agreement with D9 Manufacturing Inc. to assist the Company in the development of turnkey infrastructure assets for the cannabis market. Subsequent to that agreement, the Company, through its wholly owned subsidiary MYHI-AZ, entered into a purchase agreement and lease agreement with D9 Manufacturing Inc. for 2 intermodal grow containers, "grow containers". MYHI-AZ leased the grow containers to D9 for 3 years with the ability to extend the lease for an additional 2 years. The lease began August 15, 2017 with the delivery of the 2 containers to D9. The lease provides for a monthly lease rate of $20,000 a month and requires advance payment for operating supplies and expenses. The monthly lease rate is recorded as Revenue and an Account Receivable while the advances are recorded as an Other Receivable. Both amounts are due when the crop is harvested. The containers were planted in October 2017 with an expected harvest in January 2018. The initial grow operation encountered a power failure which ultimately resulted in the loss of the crop. The loss of the crop has resulted in a deferral of collection of the lease rental payments and the operating cost payments. A new crop is being planted in January 2018 with an anticipated harvest in May 2018. Due to continued operations with D9 and potential future opportunities with D9, the Company believes the current and future receivable amounts will be collected in full.

RESULTS OF OPERATIONS

Working Capital

As of December 31, 2017
Total Current Assets	$117,583
Total Current Liabilities	(767,158)
Working Capital (Deficit)	$(649,575)

Cash Flows

Nine months Ended December 31, 2017
Cash Flows from (used in) Operating Activities	$(791,398)
Cash Flows from (used in) Investing Activities	—
Cash Flows from (used in) Financing Activities	786,288
Net Increase (decrease) in Cash during period	$(5,110)

Operating Revenues

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

During the three months ended December 30, 2017, the Company recorded revenues of $60,000 compared to $641 revenue for the three months ended December 31, 2016. The sales in the three months ended December 31, 2017 were for lease revenue and the sales for the three months ended December 31, 2016 were for cosmetics. The lease revenue is pursuant to a lease agreement for grow containers and is due and payable when the harvest is sold. The cosmetic sales were sold on net 30 day terms or cash. Cost of Goods Sold are at the lower of cost or market.

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016

During the nine months ending September 30, 2017, the Company recorded sales of $90,000 compared to $16,374 revenue for the nine months ended December 31, 2016. The sales for the nine months ended December 31, 2017 were for lease revenue for grow containers and the sales for the nine months ended December 31, 2016 were for cosmetics. The lease revenue is pursuant to a lease agreement and are due and payable when the harvest is sold. The cosmetic sales were sold on net 30 day terms or cash. Cost of Goods Sold are at the lower of cost or market.

Operating Expenses and Net Loss

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

The net loss for the three months ended December 31, 2017 was $66,197, compared to a net loss of $620,589 for the three months ended December 31, 2016.

The net loss for the three months ended December 31, 2017 consisted of Depreciation of $10,000, consulting expense of $45,472, officer fees of $45,000 and interest expense of $13,789.

The net loss for the three months ended December 31, 2016 consisted of consulting and subcontractor fees of $114,200 ,officer fees of $45,000, a $162,000 Director expense associated with shares issued in lieu of salary, impairment of the inventory of $55,161(see above), professional fees of $5,421, $205,923 for beneficial interest expense on convertible notes payable and interest of $11,908.

Nine months Ended December 31, 2017 Compared to Nine months Ended December 31, 2016

The net loss for the nine months ended December 31, 2017 was $2,919,114, compared to a loss of $890,149 for the nine months ended December 31, 2016.

The net loss for the three months ended December 31, 2017 consisted of Depreciation of $20,000, warrant expense of $115,100, consulting expense of $309,012, officer fees of $135,000, commission related to borrowing of $30,200, professional fees of $57,820, beneficial interest expense of $136,500, loss on preferred stock $2,084,300 forbearance expense of $27,250, interest expense $29,356 and original issue discount of $34.000.

The loss for the nine months ended December 31, 2016 consisted of consulting fees of $124,200, officer fees of $120,000, professional fees of $48,142, web site development of $15,000, Director expense in lieu of salary of $162,000, rent of $20,000, beneficial interest on convertible note of $285,765 and interest of $24,101.

Liquidity and Capital Resources

At December 31, 2017, the Company’s cash balance and total assets were $5,289 and $297,583, respectively.

At December 31, 2017, the Company had total liabilities of $767,158, consisting of $11,238 in accounts payable, $489,475 in notes payable, accrued liabilities of $127,50000 and $138,945 in advances from a related party.

As at December 31, 2017, the Company had a working capital deficit of $649,575.

Cashflow used in Operating Activities

During the nine month period ended December 31, 2017, the Company used $791,3981 of cash for operating activities compared to cash used for operating activities of $343,569 for the nine months ended December 31, 2016.

Cash used for operations for the nine months ended December 31, 2017. consisted of our loss of $2,919,114 offset by $136,500. for beneficial interest on Notes Payable, loss on issuance of Preferred stock of $2,084,300 , warrant expense of $115,100 an increase in Current Liabilities of $22,860 offset by an increase in receivables of $112,294 and an increase in fixed assets of $200,000.

The loss for the nine months ended December 31, 2016 consisted of our loss of $890,1499 offset by $285,765,842 for beneficial interest on Notes Payable and an increase in Current Liabilities of $81,154 offset by an increase in prepaids of $40,000.

Cashflow used in Investing Activities

There were no investing activities for the nine months ended December 31, 2017 or 2016

Cashflow from Financing Activities

During the nine month period ended December 31, 2017, the Company provided $786,288 of cash provided by financing activities compared to cash provided by financing activities of $314,555 for the nine months ended December 31, 2016.

During the nine months ended December 31, 2017, the Company received $308,433 from the issue of shares for services and $688,764 from borrowings offset by $210,909 from the conversion of debt to stock .

During the nine months ended December 31, 2016, the Company received $393,921 from the issue of shares for services, $130,164 from borrowings offset by $209,530 from the conversion of debt to stock

Going Concern

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

Future Financings

We will continue to rely on equity sales of our common shares, issuance of convertible notes and advances from our majority stockholders in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities, issue convertible notes or arrange for debt or other financing to fund our operations and other activities.

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

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quarterly Issuances:

None

Subsequent Issuances:

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Filing
4.01	St. George Investments Secured Convertible Promissory Note	Filed with SEC on November 14, 2017 with Company Form 10Q. Incorporated by reference
4.02	St George Investments Warrant to Purchase Shares of Common Stock	Filed with SEC on November 14, 2017 with Company Form 10Q. Incorporated by reference
4.03	St George Investments Forbearance Agreement	Filed with SEC on November 14, 2017 with Company Form 10Q. Incorporated by reference
4.04	Power Up Lending Group Convertible Promissory Note One	Filed with SEC on November 14, 2017 with Company Form 10Q. Incorporated by reference
4.05	Power Up Lending Group Convertible Promissory Note Two	Filed with SEC on November 14, 2017 with Company Form 10Q. Incorporated by reference
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
10.01	Equipment Lease D9 and MYHI-AZ	Filed with SEC on November 14, 2017 with Company Form 10Q. Incorporated by reference
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

(i)	*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: February 7, 2018	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, Treasurer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: February 7, 2018	/s/ Alan Smith
Alan Smith
Its: President, CEO, Treasurer and Director

Dated: February 7, 2018	/s/ Richard G. Stifel
Richard G. Stifel
Its: President, CEO, Treasurer and Director

