Form 10-K
period 2018-03-31
Mountain High Acquisitions Corp.
filed 2018-06-28
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________

Form 10-K

________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2018

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
(303) 358-3840
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act:

(Title of each Class)

Common Stock $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $5,737,508 based upon the price $0.072 at which the common stock was last sold as of the last business day of the most recently completed fourth fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “MYHI.”

As of June 28, 2018 there were 102,955,476  shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of capital to implement our business plan; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

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

History

The Company is currently in the business of acquiring companies and technologies engaged in the development, production, sales and marketing of CBD related products and processes

On May 22, 2016 the Company completed the acquisition of Greenlife Botanix ("Greenlife") as detailed in the First Amendment to the Shareholder Agreement dated February 8, 2016. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares were valued at the market value on the date of issuance, $0.23, for a total consideration of $2,300,000. The amount paid for Greenlife was recorded as Goodwill due to the start up nature of Greenlife and the minimal net assets of Greenlife at the time of acquisition. Subsequent to the purchase of Greenlife the Company executed a rescission agreement with Freedom Seed and Feed, "FSF", which prevented Greenlife from becoming a fully integrated cosmetic company. Due to the rescission of FSF and the remarketing of the Greenlife product line the Company evaluated the book value of the asset and elected to impair the goodwill value of Greenlife and expensed the $2,300,000 book value in the year ended March 31, 2017. Greenlife started operations on September 18, 2014. In May 2017, the Company formed MYHI-AZ to acquire equipment to service the growing cannabis industry. In June 2017 the Company entered into a consulting agreement with D9 Manufacturing, "D9", to provide D9 customers with infrastructure equipment. Also in June 2017, MYHI-AZ purchased 2 intermodal grow containers from D9 to be used in a grow operation in Arizona. MYHI-AZ leased the grow containers to D9 for 3 years with the ability to extend the lease for an additional 2 years. The lease began August 15, 2017. The lease provides for a monthly lease rate of $20,000 a month and requires advance payment for operating supplies and expenses. The monthly lease rate is recorded as revenue and an Account Receivable while the advances are recorded as an Other Receivable. Both amounts are due when the crop is harvested. The containers were planted in October 2017 with an expected harvest in January 2018. The initial grow operation encountered a power failure which ultimately resulted in the loss of the crop. The loss of the crop has resulted in a deferral of collection of the lease rental payments and the operating cost payments. The power failure also highlighted additional issues with the containers and the facility where the containers are being used. The container issues and facility power requirement issue took a few months to resolve. However all issues have been corrected and a new crop is being planted in late June 2018 with an anticipated harvest in September 2018. Due to the Company's continued operations with D9 and potential future opportunities with D9, the Company believes the current and future receivable amounts will be collected in full. See Note 9, “Subsequent Events” to the Financial Statements for further information.

Property Acquisitions

None.

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

Common Stock

Our Common Stock is currently quoted on the OTCQB, under the trading symbol "MYHI". Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter for the past two years as reported by the OTC Markets based on our fiscal year end March 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Year Ended March 31, 2018
Quarter Ended March 31, 2018	0.45	0.0561
Quarter Ended December 31, 2017	0.173	0.0385
Quarter Ended September 30, 2017	0.1494	0.06
Quarter Ended June 30, 2017	0.22	0.0826

Year Ended March 31, 2017
Quarter Ended March 31, 2017	0.86	0.10
Quarter Ended December 31, 2016	0.08	0.0199
Quarter Ended September 30, 2016	0.0325	0.0102
Quarter Ended June 30, 2016	0.09535	0.019

Record Holders

As of March 31, 2018 an aggregate of 96,208,582 shares of our Common Stock were issued and outstanding and were owned by approximately 74 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2018	March 31, 2017
Current Assets	$281,758	$10,399
Current Liabilities	524,815	416,102
Working Capital (Deficit)	$(243,057)	$(405,703)

Cash Flows

	Year ended March 31, 2018	Year ended March 31, 2016
Cash Flows from (used in) Operating Activities	$(1,024,236)	$(365,864)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	1,123,301	341,275
Net Increase (decrease) in Cash during period	$99,065	$(24,589)

Operating Revenues

During the year ended March 31, 2018 the Company had revenue of $150,000 compared to $16,374 for the year ended March 31, 2017 The revenue for FY 2018 was for the lease on the 2 grow containers. The revenue for FY 2017 was for sale of cosmetic products by the Company's wholly owned subsidiary GreenLife.

Operating Expenses and Net Loss

The net loss for the year ended March 31, 2018 was $3,351,723 compared to a net loss of $942,099for the year ended March 31, 2017. The net loss for the year ended March 31, 2018 consisted of $471,500 for a beneficial conversion feature on notes payable, $180,000 for office fees, $115,100 for warrant expense, $2,084,300 loss on preferred stock, $64,000 for original issue discount, $40,571 for interest and $69,304 for professional fees

The net loss for the year ended March 31, 2017 consisted of $240,276 for a beneficial conversion feature on notes payable, $162,000 for shares issued in lieu of compensation for a Director, $165,000 officer fees, impairment expense of $55,161, $29,455 for interest expense and $83,299 for professional fees

Liquidity and Capital Resources

At March 31, 2018, the Company’s cash balance and other current assets was $281,758 compared to $10,399 at March 31, 2017. The increase was due to receivables of $150,000 and borrowings on convertible notes.

At March 31, 2018, the Company had total liabilities of $524,815 compared with total liabilities of $416,102 at March 31, 2017.  The increase was due to a increase in convertible notes payable of $201,082 and a decrease in officer fees of $80,000.

At March 31, 2018, the Company had a working capital deficit of $243,057 compared to a working capital deficit of $405,703 at March 31, 2017.

Cashflow from Operating Activities

During the year ended March 31, 2018, the Company used $1,024,236 of cash for operating activities compared to the use of $365,864 of cash for operating activities during the year ended March 31, 2017. The decrease in cash used for operations for the year ended March 31, 2018 was due to the operating loss of $3,351,723, decrease in officer fees of $80,000, increase in receivables of $172,294, increase in fixed assets of $200,000 offset by loss on preferred stock of $2,084,300 and increase in beneficial conversion feature of $471,500. The decrease in cash used for operating activities for the year ended March 31, 2017 was due to the operating loss of $942,099, reduced by $240,276 for the Beneficial Conversion Feature on notes payable, $164,500 for Director shares issued in lieu of compensation and $121,298 of balance sheet changes.

Cashflow from Investing Activities

The Company did not have any cash flow impact from investing activities for the year ended March 31, 2018 and March 31, 2017.

Cashflow from Financing Activities

During the year ended March 31, 2018, the Company received $1,123,301 from financing activities, $329,184 from shares issued for services, a reduction of $684,285 in notes payable conversions and an increase in proceeds from borrowing of $1,478.402.

During the year ended March 31, 2017, the Company received $341,275 from financing activities, $71,700 from shares issued for services, a reduction of $506,587 in notes payable conversions and an increase in proceeds from borrowing of $776,162.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. No assurance can be given as to the availability of financing or on the terms thereof. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Financial Statements

For the Years Ended March 31, 2018 and March 31, 2017

 Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Mountain High Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mountain High Acquisitions Corp. (the "Company") as of March 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2014

Lakewood, CO

June 28, 2018

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2018	2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$109,464	$10,399
Accounts receivable	150,000	—
Other receivables	22,294	—
TOTAL CURRENT ASSETS	281,758	10,399
FIXED ASSETS (NET)	170,000	—
TOTAL ASSETS	$451,758	$10,399

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$11,009	$23,378
Accrued liabilities	12,500	12,500
Accrued officer fees	—	80,000
Convertible notes payable, net Beneficial Conversion Feature fully recognized of $885,574	362,361	161,279
Advances from Related Parties	138,945	138,945
TOTAL CURRENT LIABILITIES	524,815	416,102

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, 100,000 and nil shares issued and outstanding as of March 31, 2018 and March 31, 2017 respectively	10	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 96,208,582 and 72,691,389 shares issued and outstanding as of March 31, 2018 and March 31, 2017 respectively	9,621	7,269
Additional paid in capital	9,607,834	5,925,827
Accumulated (deficit)	(9,690,522)	(6,338,799)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(73,057)	(405,703)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$451,758	$10,399

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year ended March 31,
	2018	2017

Revenue	$150,000	$16,374
Cost of revenue	—	(4,135)
Gross profit	150,000	12,239

Depreciation	30,000	—
Officer fees	180,000	165,000
Director expense	—	162,000
Warrant expense	115,100	—
Impairment	—	55,161
Selling, general and administrative expenses	489,002	262,446
	814,102	644,607
(Loss) from operations	(664,102)	(632,368)

Interest Expense resulting from Beneficial Conversion Feature	(471,500)	(240,276)
Forbearance expense	(27,250)	—
Original issue discount	(64,000)	—
Loss on valuation of preferred stock	(2,084,300)	—
Other income (expense)	—	(40,000)
Interest Expense	(40,571)	(29,455)

Net income (loss)	$(3,351,723)	$(942,099)

Net Income (loss) per share-basic
Continuing operations	(0.04)	(0.02)

Net Income (loss) per share-diluted
Continuing operations	(0.04)	(0.02)

Weighted average shares outstanding - basic and diluted	76,569,111	50,095,492

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended March 31,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,351,723)	$(942,099)
Adjustment to reconcile net loss to net
Cash used in operating activities:
Changes in:
Impairment	—	55,161
Director shares	—	164,500
Beneficial Conversion Feature on Note payable	471,500	240,276
Officer fees	(80,000)	80,000
Related party	—	122,845
Depreciation and amortization	30,000	—
Accounts payable	(12,369)	(99,047)
Warrants issued	115,100	—
Increase in receivables	(172,294)	—
Fixed Assets	(200,000)	—
Loss on valuation Preferred Stock	2,084,300	—
Forbearance	27,250	—
Original issue discount	64,000	—
Current accrued liabilities	—	12,500
Net cash provided (used) by operating activities	(1,024,236)	(365,864)

CASH FLOWS FROM INVESTING ACTIVITIES
	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares for services	329,184	71,700
Note conversions	(684,285)	(506,587)
Proceeds from borrowings	1,478,402	776,162
Net cash provided by financing activities	1,123,301	341,275

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,065	(24,589)

CASH AND CASH EQUIVALENTS
Beginning of the period	10,399	34,988
End of the period	$109,464	10,399

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM JANUARY 29, 2014 (INCEPTION) TO MARCH 31, 2018

							Total
	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Shareholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 29, 2014	—	$—	$—	$0	$—	$—	$—
Shares issued for cash	8,104,000	810	—	—	610,690	—	611,500
Shares issued in connection with recapitalization/reverse merger	15,788,000	1,579	—	—	(37,689)	—	(36,110)
Net (loss)	—	—	—	—	—	(133,607)	(133,607)
Balance March 31, 2014	23,892,000	2,389	—	—	573,001	(133,607)	441,783
Fair value of warrants issued for services	—	—	—	—	1,257,000	—	1,257,000
Proceeds received for shares not issued	—	—	—	—	63,000	—	63,000
Shares issued in lieu of compensation	250,000	25	—	—	24,975	—	25,000
Net (loss)	—	—	—	—	—	(2,324,618)	(2,324,618)
Balance, March 31, 2015	24,142,000	2,414	—	—	1,917,976	(2,458,225)	(537,835)
Issue shares for proceeds received	420,000	42	—	—	(42)	—	—
Private placement	503,334	51	—	—	75,449	—	75,500
Purchase GreenLife	10,000,000	1,000	—	—	2,299,000	—	2,300,000
Retire shares from reverse merger	(2,000,000)	(200)	—	—	200	—	—
Issue shares in lieu of payment	353,600	35	—	—	88,365	—	88,400
Sale of Canna-Life	—	—	—	—	391,945	—	391,945
Convertible Note Payable Beneficial Conversion Feature	—	—	—	—	173,798	—	173,798
Net (loss)	—	—	—	—	—	(2,938,475)	(2,938,475)
Balance March 31, 2016	33,418,934	3,342	—	—	4,946,691	(5,396,700)	(446,667)
Note payable conversion	33,772,455	3,377	—	—	503,210	—	506,587
Shares issued for services rendered	3,000,000	300	—	—	71,400	—	71,700
Shares issued in lieu of compensation	2,500,000	250	—	—	164,250	—	164,500
Convertible Note Payable Beneficial Conversion Feature	—	—	—	—	240,276	—	240,276
Net (loss)	—	—	—	—	—	(942,099)	(942,099)
Balance March 31, 2017	72,691,389	$7,269	$—	—	5,925,827	$(6,338,799)	$(405,703)
Shares issued for services rendered	2,570,000	257	100,000	10	328,917		329,184
Loss on market value of Preferred shares	—				2,084,300		2,084,300
Note payable conversion	20,947,193	2,095			682,190		684,285
Warrants	—				115,100		115,100
Convertible Note Payable Beneficial Conversion Feature	—				471,500		471,500
Net (loss)	—					(3,351,723)	(3,351,723)
Balance March 31, 2018	96,208,582	9,621	100,000	10	9,607,834	(9,690,522)	(73,057)

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

On May 22, 2016 the Company completed the acquisition of Greenlife Botanix ("Greenlife") as detailed in the First Amendment to the Shareholder Agreement dated February 8, 2016. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares were valued at the market value on the date of issuance, $0.23, for a total consideration of $2,300,000. The amount paid for Greenlife was recorded as Goodwill due to the start up nature of Greenlife and the minimal net assets of Greenlife at the time of acquisition. Subsequent to the purchase of Greenlife the Company executed a rescission agreement with Freedom Seed and Feed, "FSF", which prevented Greenlife from becoming a fully integrated cosmetic company. Due to the rescission of FSF and the remarketing of the Greenlife product line the Company evaluated the book value of the asset and elected to impair the goodwill value of Greenlife and expensed the $2,300,000 book value in the year ended March 31, 2017. Greenlife started operations on September 18, 2014. In May 2017, the Company formed MYHI-AZ to acquire equipment to service the growing cannabis industry. In June 2017 the Company entered into a consulting agreement with D9 Manufacturing, "D9", to provide D9 customers with infrastructure equipment. Also in June 2017, MYHI-AZ purchased 2 intermodal grow containers from D9 to be used in a grow operation in Arizona. MYHI-AZ leased the grow containers to D9 for 3 years with the ability to extend the lease for an additional 2 years. The lease began August 15, 2017. The lease provides for a monthly lease rate of $20,000 a month and requires advance payment for operating supplies and expenses. The monthly lease rate is recorded as revenue and an Account Receivable while the advances are recorded as an Other Receivable. Both amounts are due when the crop is harvested. The containers were planted in October 2017 with an expected harvest in January 2018. The initial grow operation encountered a power failure which ultimately resulted in the loss of the crop. The loss of the crop has resulted in a deferral of collection of the lease rental payments and the operating cost payments. The power failure highlighted additional issues with the containers and the facility where the containers are being used. The container issues and facility power requirement issue took a few months to resolve. However all issues have been corrected and a new crop is being planted in late June 2018 with an anticipated harvest in September 2018. Due to the Company's continued operations with D9 and potential future opportunities with D9, the Company believes the current and future receivable amounts will be collected in full. See Note 9: Subsequent Events

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $3,351,723 and used cash for operations of $1,024,236 for the year ended March 31, 2018 and has an accumulated deficit of $9,690,522 and a working capital deficit of $243,057 as of March 31, 2018. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements have been presented in United States Dollars ($ or “USD”). The fiscal year end is March 31.

Principles of Consolidation

The accounts of the Company and its wholly–owned subsidiary GreenLife Botanix and MYHI-AZ are included in the accompanying consolidated financial statements. All intercompany balances and transactions were eliminated on consolidation.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations. The open tax years are 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018.

The Company has no tax positions at March 31, 2018 or March 31, 2017, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Note 3 – Advances from Related Parties

At March 31, 2018 and March 31, 2017, $138,945 due to Brent McMahon, former President of GreenLife Botanix, was reclassified from Current Liabilities to Advances from Related Parties. Mr. McMahon is considered a related party due to his common stock position at March 31, 2017, however his ownership position as of March 31, 2018 is undeterminable.

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

During the year ended March 31, 2018 the Company converted $684,285 of convertible notes payable into 20,947,193 shares of free trading common stock of the Company.

During the year ended March 31, 2018 the Company issued 2,570,000 shares of restricted Common Stock, pursuant to consulting agreements valued at $329,184.

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

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, March 31, 2017	—	$—	$—

Issued	1,358,995	$.1273	$.1273
Exercised	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Outstanding, March 31, 2018	1,358,995	$.1273	$.1273

Exercisable, March 31, 2018	1,358,995	$.1273	$.1273

Range of Exercise Prices	Number Outstanding 3/31/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0327-$0.1273	1,358,995	4.43 years	$0.08

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

Income tax expense (benefit) consists of the following for the year ended March 31, 2018:

Current Taxes	$—
Deferred taxes	278,573
Less: valuation allowance	(278,573)
Net income tax provision	$—

The Company’s effective tax rate differs from the high statutory rate for the year ended March 31, 2018, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$34.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	(39.0)%
Effective income tax rate	$0.0%

As of March 31, 2018, the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$1,073,055
Less: valuation allowance	(1,073,055)
Net deferred tax assets	$—

Note 6 - Notes Payable

At March 31, 2018 the Company had outstanding convertible notes payable to third parties in the amount of $362,361. The notes had interest rates of 3%-12% and had conversion provision allowing the holder to convert the note into shares of the Company at a discount. This is referred to as the Beneficial Conversion Feature, "BCF". Due to the fact that the notes could be converted immediately or any time thereafter, there is no amortization of expense, so the Company has elected to record an expense in the current year for the difference between the BCF and the share value on the date the note was executed. This amount cannot exceed the value of the note. This resulted in an expense of $471,500 and $240,276 for the year ended March 31, 2018 and 2017 respectively. The following details outstanding convertible notes as of March 31, 2018:

Mountain High Acquisitions Corp.
Convertible Notes Payable
March 31, 2018

Note Holder	Amount	Conversion Terms
Andrew Cervasio	10,605.91	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
Conner Preston	10,605.91	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
St. George Financial	341,149.31	180 days from closing at Lower of 65% of avg. 2 lowest closing bid 15 days prior to conversion
	362,361.13

During the year ended March 31, 2018, the Company borrowed $63,000 from Power Up Lending Group, which caused an event of default on the convertible notes due to St. George Investments, "St. George". The Company cured the event of default by executing a Forbearance Agreement with St. George in which the Company agreed to increase its obligation to St. George by $27,500, which was recorded as Forbearance Expense in the current period and to not pursue additional funding without prior approval from St. George. St. George agreed to not accelerate the due date of the note or to increase the interest rate of the note as a result of executing the Forbearance Agreement.

Note 7 - Related Party Transactions

On April 1, 2016, the Company executed consulting agreements with Alan Smith, CEO, and Richard Stifel, CFO for administrative services for the Company.. For the year ended March 31, 2017 Mr. Smith and Mr. Stifel were paid $42,500 each. For the year ended March 31, 2017 accruals for Mr. Smith and Mr. Stifel were $82,500 each.

Effective April 1, 2017, Mr. Smith and Mr. Stifel assigned their consulting agreements and all future amounts due under the agreement to Evolution Equities Corp, "Evolution" and RGS Resources LLC, "RGS" respectively. Evolution and RGS are related parties due to Mr. Smith's and Mr. Stifel's ownership interest and positions in those companies. Evolution and RGS were each paid $130,000 for the year ended March 31, 2018. For the year ended March 31, 2018 accruals for Evolution and RGS were $90,000 each.

Note 8 – Commitments and Contingencies

None.

Note 9 – Subsequent Events

Effective June 11, 2018, MYHI-AZ Corp., the wholly owned subsidiary of MYHI, and D9 Manufacturing Corp., (the "parties"), agreed to convert the current amount due under the operating lease, representing $150,000 lease payments and $22,294 operating expenses, into a $135,000 note payable, (the "Note"), with a term of 3 years and interest rate of 7% per annum, and to capitalize $35,000 for improvements to the containers. The first payment on the Note is due 120 days from the date of the Note. The Parties also agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000.00 per month beginning November 1, 2018.

Effective April 19, 2018, the Company, pursuant to the Warrant to Purchase Shares of Company Stock which was issued in conjunction with the St George Investments LLC Securities Purchase Agreement dated June 30, 2017, issued 3,500,000 shares of Company stock at a fully diluted price of $0.03274, valued at $114,590.00. On June 27, 2018, the Company agreed to issue an additional 6,000,000 shares of Company common stock to fully settle the warrant. See Note 4 – Equity-Warrants.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of March 31, 2018, our internal control over financial reporting is effective based on these criteria.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Director(s) and Executive Officer(s)

The following table sets forth the name(s) and age(s) of our current director(s) and executive officer(s):

Name	Age	Position(s) Held	Date of Appointment	Other Public Company Directorships Held
Alan Smith	67	President, Chief Executive Officer, Treasurer and Director	March 5, 2014	Altair International Corporation
Richard Stifel	71	Chief Financial Officer, Secretary and Director	October 1, 2014

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended March 31, 2018 and March 31, 2017:

Summary Compensation Table
Name and Principal Positions	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation in Earnings ($)	All Other Compensation ($)	Total ($)
Alan Smith – President, CEO,	2018	$0	$0		$0	$0	$0	$0	$0	$0
Treasurer, and Director (1)	2017	$0	$0	l	$0	$0	$0	$0	$58,902 (3)	$58,902

Richard Stifel – CFO, Secretary	2018	$0	$0		$0	$0	$0	$0	$0	$0
and Director (2)	2017	$0	$0		$0	$0	$0	$0	$98,963 (4)	$98,963

(1)	Mr. Smith was appointed as the Company’s sole Chief Executive Officer, Chief Financial, Officer, Secretary, Treasurer and Director on March 5, 2014.
(2)	Mr. Stifel was appointed as the Company's Chief Financial Officer, Secretary and a Director on October 1, 2014.
(3)	Mr. Smith received $42,500 pursuant to a consulting agreement with the Company and 1,093,465 shares of restricted common valued at $16,401 for conversion of a convertible note for funds advanced to the Company.
(4)	Mr. Stifel received $42,500 pursuant to a consulting agreement with the Company and 3,164,181 shares of restricted common stock valued at $56,463 for conversion of a convertible note for unpaid earned salary.

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

Outstanding Equity Awards at Fiscal Year-End

No officer(s) or director(s) of the Company received any equity awards, or holds exercisable or non-exercisable options, as of the year ended March 31, 2018.

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

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 31, 2018, by: (i) each of our director(s); (ii) each of our named executive officer(s); and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Alan Smith (3) 6501 E Greenway Pkwy. #103-412 Scottsdale AZ 85254	Common	11,962,017	12.43%
Richard Stifel (4) 6501 E Greenway Pkwy., #103-412 Scottsdale AZ 85254	Common	4.558,958	4.74%
All Officers and Directors as a Group (2)	Common	16,520,975	17.17%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 96,208,582 issued and outstanding shares of our Common Stock as of March 31, 2018..

(3)	Alan Smith, an officer and director, owns 11,962,017 shares of our Common Stock.

(4)	Richard Stifel, an officer and director, owns 4,558,958 shares of our common stock.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Alan Smith and Richard Stifel are not independent directors because they are also executive officers of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended March 31, 2018	Year Ended March 31, 2017
Audit fees	$24,300	$18,900
Audit-related fees	$0	$0,
Tax fees	$0	$0
All other fees	$0	$0
Total	$24,300	$18,900

Audit Fees

During the fiscal year ended March 31, 2018, we incurred approximately $24,300 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended March 31, 2018.

During the fiscal year ended March 31, 2017, we incurred approximately $18.900 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended March 31, 2017.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2018 and 2017 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) were $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2018 and 2017 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended March 31, 2018 and 2017 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $24,300 and $18,900, respectively.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Filing
4.01	St. George Investments Secured Convertible Promissory Note	Filed with SEC on November 14, 2017 with Company Form 10Q. Incorporated by reference
4.02	St George Investments Warrant to Purchase Shares of Common Stock	Filed with SEC on November 14, 2017 with Company Form 10Q. Incorporated by reference
4.03	St George Investments Forbearance Agreement	Filed with SEC on November 14, 2017 with Company Form 10Q. Incorporated by reference
4.04	Power Up Lending Group Convertible Promissory Note One	Filed with SEC on November 14, 2017 with Company Form 10Q. Incorporated by reference
4.05	Power Up Lending Group Convertible Promissory Note Two	Filed with SEC on November 14, 2017 with Company Form 10Q. Incorporated by reference
4.06	Promissory Note	Filed with the SEC on June 13, 2018 on Form 8K. Incorporated by reference
4.07	Warrant Settlement Agreement	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
10.01	Equipment Lease D9 and MYHI-AZ	Filed with the SEC on June 13, 2018 on Form 8K. Incorporated by reference.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: June 28, 2018	/s/ Alan Smith
By: Alan Smith
Its: President, CEO and Director

Dated: June 28, 2018	/s/ Richard G. Stifel
By: Richard G. Stifel
Its: CFO, Secretary and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: June 28, 2018	/s/ Alan Smith
By: Alan Smith
Its: President, CEO and Director

Dated: June 28, 2018	/s/ Richard G. Stifel
By: Richard G. Stifel
Its: CFO, Secretary and Director

