Form 10-Q
period 2018-06-30
Mountain High Acquisitions Corp.
filed 2018-08-10
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018 there were 108,955,476  shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS
		Audited
	June 30,	March 31,
	2018	2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,115	$109,464
Accounts receivable	—	150,000
Notes receivable-current	25,010	—
Other receivables	—	22,294
TOTAL CURRENT ASSETS	57,125	281,758
OTHER ASSETS LONG TERM NOTES RECEIVABLE	110,637	—
FIXED ASSETS (NET)	193,250	170,000
TOTAL ASSETS	$361,012	$451,758

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$150,156	$149,954
Accrued liabilities	12,500	12,500
Convertible notes payable, net Beneficial Conversion
Feature fully recognized of $885,574	360,393	362,361
TOTAL CURRENT LIABILITIES	523,049	524,815

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, 100,000 and 100,000 shares issued and outstanding as of June 30, 2018 and March 31, 2018 respectively	10	10
Common stock, $0.0001 par value; 500,000,000 shares authorized, 100,130,649 and 96,208,582 shares issued and outstanding as of June 30, 2018 and March 31, 2018 respectively	10,013	9,621
Additional paid in capital	10,220,784	9,607,834
Accumulated (deficit)	(10,392,844)	(9,690,522)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(162,037)	(73,057)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$361,012	$451,758

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months ended June 30,
	2018	2017

Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Depreciation	11,750	—
Director fees	45,000	45,000
Warrant expense	597,000	—
Selling, general and administrative expenses	40,927	233,936
	694,677	278,936
(Loss) from operations	(694,677)	(278,936)

Interest Expense resulting from Beneficial Conversion Feature	—	(73,500)
Loss on valuation of preferred stock	—	(2,084,300)
Other income (expense)	649	—
Interest Expense	(8,294)	(2,065)

Net income (loss)	$(702,322)	$(2,438,801)

Net Income (loss) per share-basic
Continuing operations	(0.01)	(0.03)

Net Income (loss) per share-diluted
Continuing operations	(0.01)	(0.03)

Weighted average shares outstanding - basic and diluted	98,169,616	72,697,982

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(702,322)	$(2,438,801)
Adjustment to reconcile net loss to net
Cash used in operating activities:
Changes in:
Beneficial Conversion Feature on Note payable	—	73,500
Depreciation and amortization	11,750	—
Accounts payable	—	(6,726)
Warrants expense	597,000	—
Decrease in receivables	36,647	—
Fixed Assets	(35,000)	(200,000)
Loss on valuation Preferred Stock	—	2,084,300
Current accrued liabilities	—	232,065
Net cash provided (used) by operating activities	(91,925)	(255,662)

CASH FLOWS FROM INVESTING ACTIVITIES
	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares for services	6,080	—
Note conversions	(10,262)	—
Proceeds from borrowings	18,758	263,120
Net cash provided by financing activities	14,576	263,120

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,349)	7,458

CASH AND CASH EQUIVALENTS
Beginning of the period	109,464	10,399
End of the period	$32,115	17,857

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

In May 2017, the Company formed MYHI-AZ to acquire equipment to service the growing cannabis industry. In June 2017 the Company entered into a consulting agreement with D9 Manufacturing, "D9", to provide D9 customers with infrastructure equipment. Also in June 2017, MYHI-AZ purchased 2 intermodal grow containers from D9 to be used in a grow operation in Arizona. MYHI-AZ leased the grow containers to D9 for 3 years with the ability to extend the lease for an additional 2 years. The lease began August 15, 2017. The lease provides for a monthly lease rate of $20,000 a month and requires advance payment for operating supplies and expenses. The monthly lease rate is recorded as revenue and an Account Receivable while the advances are recorded as an Other Receivable. Both amounts are due when the crop is harvested. The containers were planted in October 2017 with an expected harvest in January 2018. The initial grow operation encountered a power failure which ultimately resulted in the loss of the crop. The loss of the crop has resulted in a deferral of collection of the lease rental payments and the operating cost payments. The power failure highlighted additional issues with the containers and the facility where the containers are being used. The container issues and facility power requirement issue took a few months to resolve. Effective June 11, 2018, MYHI-AZ and D9 Manufacturing Corp., (the "Parties"), agreed to convert the current amount due under the operating lease, representing $150,000 lease payments and $22,294 operating expenses, into a $135,000 note payable, (the "Note"),, with a term of 3 years and interest rate of 7% per annum, and to capitalize $35,000 for improvements to the containers. The first payment on the Note is due 120 days from the date of the Note. The Parties also agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000.00 per month beginning November 1, 2018.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $702,322 and used cash for operations of $91,925 for the three months ended June 30, 2018 and has an accumulated deficit of $10,392,844 and a working capital deficit of $465,924 as of June 30, 2018. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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

Revenue Recognition

As of January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09).   Leasing revenue recognition is specifically excluded and therefore the new standard is only applicable to service fee and consulting revenue.  A five-step model has been introduced for an entity to apply when recognizing revenue.  The new guidance also includes enhanced disclosure requirements.  The guidance was effective January 1, 2018.  The adoption did not have an impact on our financial statements.

Revenue represents lease revenue for the grow containers pursuant to the Company's lease with D9. During the three months ended June 30, 2018 and 2017, there were no revenues recorded due to the restructure of the lease with D9. The restructured lease became effective 7/1/2018.

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

The Company has no tax positions at June 30, 2018 or June 30, 2017, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Note 3 – Equity

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

During the three months ended June 30, 2016, the Company converted $10,262 of convertible notes into 342,067 shares of common stock, issued 80,000 shares of common stock valued at $6,080 pursuant to consulting agreements and issued 3,500,000 shares of common stock relating to a cashless warrants issued in conjunction with convertible notes issued to St. George Investments LLC.

Warrants

Pursuant to the Warrant to Purchase Shares of Common Stock Agreement, dated June 30, 2017, the Company granted the right to St. George Investments LLC, to purchase at any time on or after the Issue Date of June 30, 2017 until the date which is the last calendar day of the month in which the fifth anniversary of the Issue Date occurs a number of fully paid and non-assessable shares of Company's common stock, par value $0.0001 per share, equal to $173,000 divided by the Market Price as of the Issue Date. The closing stock price on June 30, 2017 was $0.1273, equating to 1,358,995 shares of common stock. The warrant was issued in connection with the Securities Purchase Agreement, dated June 30, 2017. Pursuant to ASC 470-20-25-2 the company fair valued the warrants at $115,100 to be debited to warrant expense for the year ended March 31, 2018. The Warrants contain a ratcheting feature for future share issuances. The Company issued shares in July 2017 for conversion of notes payable and in September 2017 for consulting agreements. These share issuances were for convertible notes and contracts that were in existence prior to the execution of the St. George agreement and were exempt from any ratcheting calculation, however subsequent issues to St. George on conversion of their convertible notes are subject to the ratcheting calculation.

Pursuant to a Warrant Settlement Agreement executed June 27, 2018, the Company agreed to issue 8,141,005 additional warrants to settle the ratchet provision of the original warrant. The Company recorded additional warrant expense of $491,850 pursuant to ASC 470-20-25-2 as the fair value of the warrants. Effective April 19, 2018, the Company, pursuant to the Warrant to Purchase Shares of Company Stock which was issued in conjunction with the St George Investments LLC Securities Purchase Agreement dated June 30, 2017, issued 3,500,000 shares of Company stock at $.0826 per share, valued at $289,100.00. On June 27, 2018, the Company agreed to issue an additional 6,000,000 shares of Company common stock to fully settle the warrant at a value of $433,200.00 or $0.0705 per share. The Company recorded additional warrant expense of $105,150 to value the warrants exercised at market price.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, March 31, 2017	—	$—	$—

Issued	1,358,995	$.1273	$.1273
Exercised	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Outstanding, March 31, 2018	1,358,995	$.1273	$.1273

Outstanding, March 31, 2018	1,358,995	$.1273	$.1273
Issued pursuant to agreement	8,141,005	$.0604	$.0604
Exercised April 19, 2018	(3,500,000)	$.0826	$.0826
Exercised June 27, 2018	(6,000,000)	$.0705	$.0705
Outstanding, June 30, 2018	0	$.0	$.0

Range of Exercise Prices	Number Outstanding 6/30/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0327-$0.1273	0	0.00 years	$0

Note 4 – Income Taxes

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

The Company has federal net operating loss carryforwards of approximately $4,606,253 expiring in various years through 2038. The tax benefit of these net operating losses has been offset by a full allowance for realization. The use of the net operating loss carryfowards may be limited due to a change in control.

Income tax expense (benefit) consists of the following for the three months ended June 30, 2018:

Current taxes	$—
Deferred taxes	25,396
Less: valuation allowance	(25,396)
Net income tax provision	$—

The Company’s effective tax rate differs from the high statutory rate for three months ended June 30, 2018, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$21.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	(26.0)%
Effective income tax rate	$0.0%

As of June 30, 2018, the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$824,510
Less: valuation allowance	(824,510)
Net deferred tax assets	$—

Note 5 - Notes Payable

At June 30, 2018 the Company had outstanding convertible notes payable to third parties in the amount of $360,393. The notes had interest rates of 3%-12% and had a conversion provision allowing the holder to convert each note into shares of the Company at a discount. This is referred to as the Beneficial Conversion Feature, "BCF". Due to the fact that the notes could be converted immediately or any time thereafter, there is no amortization of expense, so the Company has elected to record an expense in the current year for the difference between the BCF and the share value on the date the note was executed.:

Note Holder	Amount	Conversion Terms
Andrew Cervasio	10,476.74	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
St. George Financial	391,709.78	180 days from closing at lower of 65% of avg. 2 lowest closing bid 15 days prior to conversion
	489,475.24

Note 6 - Related Party Transactions

Effective April 1, 2017, Alan Smith and Richard Stifel assigned their consulting agreements and all future amounts due under the agreement to Evolution Equities Corp, "Evolution" and RGS Resources LLC, "RGS" respectively. Evolution and RGS are related parties due to Mr. Smith's and Mr. Stifel's ownership interest and positions in those companies. Evolution and RGS were each paid $22,500 for the three months ended June 30, 2018. For the three months ended June 30, 2018 and 2017 accruals for Evolution and RGS were $22,500 each.

Note 7 – Commitments and Contingencies

None.

Note 8 – Subsequent Events

On July 5, 2018, the Company issued 6,000,000 shares of common stock, to St. George Investments LLC, relating to the 6/27/2018 exercise of 6,000,000 cashless warrants.

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

Effective June 11, 2018, MYHI-AZ and D9 Manufacturing Corp., (the "Parties"), agreed to convert the current amount due under the operating lease, representing $150,000 lease payments and $22,294 operating expenses, into a $135,000 note payable, (the "Note"),, with a term of 3 years and interest rate of 7% per annum, and to capitalize $35,000 for improvements to the containers. The first payment on the Note is due 120 days from the date of the Note. The Parties also agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000.00 per month beginning November 1, 2018.

RESULTS OF OPERATIONS

Working Capital

As of June 30, 2018
Total Current Assets	$57,125
Total Current Liabilities	(523,049)
Working Capital (Deficit)	$(465,924)

Cash Flows

Three months Ended June 30, 2018
Cash Flows from (used in) Operating Activities	$(91,925)
Cash Flows from (used in) Investing Activities	—
Cash Flows from (used in) Financing Activities	14,576
Net Increase (decrease) in Cash during period	$(77,349)

Operating Revenues

During the three months ending June 30, 2018 and 2017, the Company recorded no revenues due to the issues discussed above relating to D9 Manufacturing. The new agreement with D9 Manufacturing became effective July 1, 2018 and the prior agreement was effective August 15, 2017.

Operating Expenses and Net Loss

The net loss for the three month period ended June 30, 2018 was $702,322, compared to a loss of $2,438,801 for the three months ended June 30, 2017. The loss for the three months ended June 30, 2018 consists of warrant expense of $597,000, director fee of $45,000, other SG&A of $40,927, depreciation of $11,750 and interest expense of $8,294.

The loss for the three months ended June 30, 2017 consists of $234,620 for consulting fees, $29,793 for legal and accounting fees and $4,823 for travel. Other Income (Expense) was an expense for the beneficial interest on Notes Payable of $73,500, a loss on the issuance of Preferred stock of $2,084,300 and interest expense of $2,065.

Liquidity and Capital Resources

At June 30, 2018, the Company’s cash balance and total assets were $32,115 and $361,012, respectively.

At June 30, 2018, the Company had total liabilities of $523,049, consisting of $150,156 in accounts payable and $360,393 convertible notes payable.

As at June 30, 2018, the Company had a working capital deficit of $465,924.

Cashflow used in Operating Activities

During the three month period ended June 30, 2018, the Company used $93,691 of cash for Operating Activities compared to cash used for operating activities of $255,662 for the three months ended June 30, 2017. Cash used for operations for the three months ended June 30, 2018 were our loss of $702,322 offset by warrants expense of $597,000.

Cash used for operations for the three months ended June 30, 2017. consisted of our loss of $2,438,801 offset by $73,500. for beneficial interest on Notes Payable, loss on issuance of Preferred stock of $2,084,300 and an increase in Current Liabilities of $232,065.

Cashflow used in Investing Activities

There were no investing activities for the three months ended June 30, 2018 or 2017

Cashflow from Financing Activities

During the three months ended June 30, 2018, the Company used $10,262 from note conversions, received $6,080 from shares issued for services and $18,758 from borrowings

During the three months ended June 30, 2017, the Company received $263,120 from borrowings.

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

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of June 30, 2018, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quarterly Issuances:

None

Subsequent Issuances:

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Filing
4.01	Promissory Note	Filed with the SEC on June 13, 2018 on Form 8K. Incorporated by reference
4.02	Warrant Settlement Agreement	Files with the SEC on June 28, 2018 on Form 10K. Incorporated by reference
10.01	Equipment Lease D9 and MYHI-AZ	Filed with the SEC on June 13, 2018 on Form 8K. Incorporated by reference.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

(i)	*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: August 10, 2018	/s/ Alan Smith
Alan Smith
Its: President, CEO, Treasurer and Director

Dated: August 10, 2018	/s/ Richard G. Stifel
Richard G. Stifel
Its:CFO, Secretary and Director

