Form 10-Q
period 2018-09-30
Mountain High Acquisitions Corp.
filed 2018-11-05
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 5, 2018 there were 108,955,476  shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INDEX	F-1
Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and March 31, 2018	F-2
Consolidated Statement of Operations for the Three Months Ended September 30, 2018 and September 30, 2017 and the Six Months ended September 30, 2018 and September 30, 2016 (Unaudited)	F-3
Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2018 and September 30, 2017 (Unaudited)	F-4
Notes to the Consolidated Financial Statements (Unaudited)	F-5

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS
		Audited
	September 30,	March 31,
	2018	2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,972	$109,464
Accounts receivable	—	150,000
Deposits	70,652	—
Notes receivable - current	25,011	—
Other receivables	—	22,294
TOTAL CURRENT ASSETS	103,635	281,758
OTHER ASSETS
Goodwill	1,290,000	—
Deferred revenue	11,875	—
Notes receivable - long term	113,040	—
TOTAL OTHER ASSETS	1,414,915	—
FIXED ASSETS (NET)	181,500	170,000
TOTAL ASSETS	$1,700,050	$451,758

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$151,480	$149,954
Accrued liabilities	12,500	12,500
Convertible notes payable, net Beneficial Conversion
Feature fully recognized of $885,574	333,806	362,361
TOTAL CURRENT LIABILITIES	497,786	524,815

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, 100,000 and 100,000 shares issued and outstanding as of September 30, 2018 and March 31, 2018 respectively	10	10
Common stock, $0.0001 par value; 500,000,000 shares authorized, 127,200,070 and 96,208,582 shares issued and outstanding as of September 30, 2018 and March 31, 2018 respectively	12,720	9,621
Additional paid in capital	11,613,729	9,607,834
Accumulated (deficit)	(10,424,195)	(9,690,522)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,202,264	(73,057)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,700,050	$451,758

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months ended September 30,		For the Six Months ended September 30,
	2018	2017	2018	2017

Revenue	$61,875	$30,000	$61,875	$30,000

Depreciation	11,750	10,000	23,500	10,000
Director fees	45,000	45,000	90,000	90,000
Warrant expense	—	115,100	597,000	115,100
Selling, general and administrative expenses	30,469	136,264	71,396	370,201
Operating expenses	87,219	306,364	781,896	585,301
(Loss) from operations	(25,344)	(276,364)	(720,021)	(555,301)

Interest Expense resulting from Beneficial Conversion Feature	—	(63,000)	—	(136,500)
Forbearance expense	—	(27,250)	—	(27,250)
Original issue discount	—	(34,000)	—	(34,000)
Loss on valuation of preferred stock	—	—	—	(2,084,300)
Interest income	2,406	—	3,055	—
Interest Expense	(8,413)	(13,503)	(16,707)	(15,567)
Other income (expense)	(6,007)	(137,753)	(13,652)	(2,297,617)

Net (loss)	$(31,351)	$(414,117)	$(733,673)	$(2,852,918)

Net (loss) per share - basic
Continuing operations	(0.00)	(0.01)	(0.01)	(0.04)

Net (loss) per share - diluted
Continuing operations	(0.00)	(0.01)	(0.01)	(0.04)

Weighted average shares outstanding - basic and diluted	108,704,327	76,380,665	101,681,366	74,549,386

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(733,673)	$(2,852,918)
Adjustment to reconcile net loss to net Cash used in operating activities:
Changes in:
Beneficial Conversion Feature on Note payable	—	136,500
Depreciation and amortization	23,500	10,000
Accounts payable	1,526	(14,304)
Deposits	(70,652)	—
Warrants expense	597,000	115,100
Decrease (increase) in receivables	34,241	(40,000)
Fixed Assets	(35,000)	(200,000)
Goodwill	(1,290,000)	—
Forbearance	—	27,250
Other assets - deferred revenue	(11,875)	—
Original issue discount	—	34,000
Loss on valuation Preferred Stock	—	2,084,300
Current accrued liabilities	—	15,000
Net cash provided (used) by operating activities	(1,484,933)	(685,072)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of One Lab Co	1,360,652	—
	1,360,652	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shares for services	6,080	263,540
Note conversions	(45,262)	(109,615)
Proceeds from borrowings	61,971	573,682
Net cash provided by financing activities	22,789	727,607

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(101,492)	42,535

CASH AND CASH EQUIVALENTS
Beginning of the period	109,464	10,399
End of the period	$7,972	52,934

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

In May 2017, the Company formed MYHI-AZ to acquire equipment to service the growing cannabis industry. In September 2017, the Company entered into a consulting agreement with D9 Manufacturing, "D9", to provide D9 customers with infrastructure equipment. Also in September 2017, MYHI-AZ purchased 2 intermodal grow containers from D9 to be used in a grow operation in Arizona. MYHI-AZ leased the grow containers to D9 for 3 years with the ability to extend the lease for an additional 2 years. The lease began August 15, 2017. The lease provides for a monthly lease rate of $20,000 a month and requires advance payment for operating supplies and expenses. The monthly lease rate is recorded as revenue and an Account Receivable while the advances are recorded as an Other Receivable. Both amounts were due when the crop is harvested. The containers were planted in October 2017 with an expected harvest in January 2018. The initial grow operation encountered a power failure which ultimately resulted in the loss of the crop. The loss of the crop has resulted in a deferral of collection of the lease rental payments and the operating cost payments. The power failure highlighted additional issues with the containers and the facility where the containers are being used. The container issues and facility power requirement issue took a few months to resolve.

Effective September 11, 2018, MYHI-AZ and D9 Manufacturing Corp., (the "Parties"), agreed to convert the current amount due under the operating lease, representing $150,000 lease payments and $22,294 operating expenses, into a $135,000 note payable, (the "Note"), with a term of 3 years and interest rate of 7% per annum, and to capitalize $35,000 for improvements to the containers. The first payment on the Note is due October 3, 2018. The Parties also agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000.00 per month beginning November 1, 2018.

Effective August 18, 2018 (the “Effective Date”), Mountain High Acquisitions Corp, (“MYHI”), on the one hand, and One Lab Co (“Labco”) and Alchemy Capital, LLC (the “Alchemy”), on the other hand, entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which Alchemy, the sole shareholder of Labco, agreed to exchange 100% of the capital stock of Labco for 88,000,000 restricted shares of MYHI (the “MYHI Shares”) in accordance with the following schedule: 20,000,000 MYHI shares at Closing and 68,000,000 MYHI Shares after certain equipment currently under order by Labco (the “Equipment”) is delivered to the lessee under a lease agreement between Labco and the lessee (the “Lease”). Additionally, Alchemy agreed to pay monthly lease payments of $25,000 to Labco beginning ten days after the Effective Date and until the Equipment is delivered. The Equipment consists of a state-of-the-art intermodal extraction laboratory engineered and designed specifically for processing cannabis. MYHI issued the 20,000,000 shares of restricted common stock on August 20, 2018 and recorded Goodwill of $1,290,000.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $733,673 and used cash for operations of $1,484,933 for the six months ended September 30, 2018, and has an accumulated deficit of $(10,424,195) and a working capital deficit of $(394,151) as of September 30, 2018. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The accompanying consolidated financial statements have been presented in United States Dollars ($ or “USD”). The fiscal year end is March 31.

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

Deposits

The Company has recorded as deposits amounts paid by Labco for equipment orders.

Notes Receivable-Current and Long Term

The Company has recorded a Note Receivable from D9 in an aggregate amount of $135,000. Amounts due with the next 12 months have been classified as Current Assets Note Receivable Current and the balance recorded as Other Asset-Note Receivable Long Term. Interest accrued on the note is added to the long term balance.

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

Revenue represents lease revenue for the grow containers pursuant to the Company's lease with D9 and extraction equipment lease pursuant to the Labco share exchange agreement. For the six months ended September 30, 2018, the Company recorded revenue of $50,000 and $11,875 from the Labco lease and D9 lease, respectively. Revenue from D9 is recognized over the life of the lease as Deferred Revenue on the Balance Sheet.

Fixed Assets

Fixed assets are stated at cost. Depreciation is calculated on fixed assets using the straight-line method over an estimated service life of five years for equipment.

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

Intangible Assets

The Company accounts for intangibles in accordance with ASC 350, Intangible-Goodwill and Other. The Company evaluates intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of intangibles is tested by comparing the carrying amount to the fair value. The fair values are estimated using undiscounted projected net cash flows. If the carrying amount exceeds its fair value, intangibles are considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluates the impairment of intangibles as of the end of each fiscal year or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include:

•	a significant decrease in the market value of an asset;
•	a significant adverse change in the extent or manner in which an asset is used; or
•	the Company has record as Other Assets-Goodwill an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset

The Company has recorded $1,290,000 as Other Assets-Goodwill which represents the market value of the initial shares issued pursuant to the Share Agreement, 20,000,000 shares of restricted common stock at $0.0645 per share.

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

The Company has no tax positions at September 30, 2018 or September 30, 2017, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

During the Six months ended September 30, 2018, the Company converted $45,262 of convertible notes into 1,411,488 shares of common stock, issued 80,000 shares of common stock valued at $6,080 pursuant to consulting agreements, issued 9,500,000 shares of common stock relating to a cashless warrants issued in conjunction with convertible notes issued to St. George Investments LLC, and issued 20,000,000 shares of common stock valued at $1,290,000 pursuant to the share exchange agreement for Labco.

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

Pursuant to a Warrant Settlement Agreement executed June 27, 2018, the Company agreed to issue 8,141,005 additional warrants to settle the ratchet provision of the original warrant. The Company recorded additional warrant expense of $491,850 pursuant to ASC 470-20-25-2 for the fair value of the warrants. Effective April 19, 2018, the Company, pursuant to the Warrant to Purchase Shares of Company Stock which was issued in conjunction with the St George Investments LLC Securities Purchase Agreement dated June 30, 2017, issued 3,500,000 shares of Company stock at $0.0826 per share, valued at $289,100. On June 27, 2018, the Company agreed to issue an additional 6,000,000 shares of the Company’s common stock to fully settle the warrants at a value of $433,200 or $0.0705 per share. The Company recorded additional warrant expense of $105,150 to value the warrants exercised at market price.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, March 31, 2017	—	$—	$—

Issued	1,358,995	$0.1273	$0.1273
Exercised	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Outstanding, March 31, 2018	1,358,995	$0.1273	$0.1273

Outstanding, March 31, 2018	1,358,995	$0.1273	$0.1273
Issued pursuant to agreement	8,141,005	$0.0604	$0.0604
Exercised April 19, 2018	(3,500,000)	$0.0826	$0.0826
Exercised June 27, 2018	(6,000,000)	$0.0705	$0.0705
Outstanding, September 30, 2018	0	$0.0	$0.0

Range of Exercise Prices	Number Outstanding 6/30/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0327 - $0.1273	0	0.00 years	$0

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

The Company has federal net operating loss carryforwards of approximately $4,637,604 expiring in various years through 2038. The tax benefit of these net operating losses has been offset by a full allowance for realization. The use of the net operating loss carryfowards may be limited due to a change in control.

Income tax expense (benefit) consists of the following for the three months ended September 30, 2018:

Current taxes	$—
Deferred taxes	33,233
Less: valuation allowance	(33,233)
Net income tax provision	$—

The Company’s effective tax rate differs from the high statutory rate for three months ended September 30, 2018, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$21.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	(26.0)%
Effective income tax rate	$0.0%

As of September 30, 2018, the components of these temporary differences and the deferred tax assets were as follows:

Deferred Tax assets:
Net operating loss carryforward	$832,347
Less: valuation allowance	(832,347)
Net deferred tax assets	$—

Note 5 - Notes Payable

At September 30, 2018, the Company had outstanding convertible notes payable to third parties in the amount of $333,806. The notes had interest rates of 3% - 12% and had a conversion provision allowing the holder to convert each note into shares of the Company at a discount. This is referred to as the Beneficial Conversion Feature, "BCF". Due to the fact that the notes could be converted immediately or any time thereafter, there is no amortization of expense, so the Company has elected to record an expense in the current year for the difference between the BCF and the share value on the date the note was executed.

Note Holder	Amount	Conversion Terms
Andrew Cervasio	10,873	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
St. George Financial	322,933	180 days from closing at lower of 65% of avg. 2 lowest closing bid 15 days prior to conversion
	333,806

Note 6 - Related Party Transactions

Effective April 1, 2017, Alan Smith and Richard Stifel assigned their consulting agreements and all future amounts due under the agreement to Evolution Equities Corp, "Evolution" and RGS Resources LLC, "RGS" respectively. Evolution and RGS are related parties due to Mr. Smith's and Mr. Stifel's ownership interest and positions in those companies. Evolution and RGS were each paid $45,000 for the six months ended September 30, 2018. For the six months ended September 30, 2018 and 2017 accruals for Evolution and RGS were $45,000 each.

Note 7 – Commitments and Contingencies

None.

Note 8 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Effective June 11, 2018, MYHI-AZ and D9 Manufacturing Corp., (the "Parties"), agreed to convert the current amount due under the operating lease, representing $150,000 lease payments and $22,294 operating expenses, into a $135,000 note payable, (the "Note"),, with a term of 3 years and interest rate of 7% per annum, and to capitalize $35,000 for improvements to the containers. The first payment on the Note is due October 3, 2018. The Parties also agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000.00 per month beginning November 1, 2018.

Effective August 18, 2018 (the “Effective Date”), Mountain High Acquisitions Corp, (“MYHI”), on the one hand, and One Lab Co (“Labco”) and Alchemy Capital, LLC (the “Alchemy”), on the other hand, entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which Alchemy, the sole shareholder of Labco, agreed to exchange 100% of the capital stock of Labco for 88,000,000 restricted shares of MYHI (the “MYHI Shares”) in accordance with the following schedule: 20,000,000 MYHI shares at Closing and 68,000,000 MYHI Shares after certain equipment currently under order by Labco (the “Equipment”) is delivered to the lessee under a lease agreement between Labco and the lessee (the “Lease”). Additionally, Alchemy agreed to pay monthly lease payments of $25,000 to Labco beginning ten days after the Effective Date and until the Equipment is delivered. The Equipment consists of a state-of-the-art intermodal extraction laboratory engineered and designed specifically for processing cannabis. MYHI issued the 20,000,000 shares of restricted common stock on August 20, 2018 and recorded Goodwill of $1,290,000.

RESULTS OF OPERATIONS

Working Capital

As of September 30, 2018
Total Current Assets	$103,635
Total Current Liabilities	(497,786)
Working Capital (Deficit)	$(394,151)

Cash Flows

Three months Ended September 30, 2018
Cash Flows from (used in) Operating Activities	$(1,484,933)
Cash Flows from (used in) Investing Activities	1,360,652
Cash Flows from (used in) Financing Activities	22,789
Net Increase (decrease) in Cash during period	$(101,492)

Operating Revenues

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

During the three months ended September 30, 2018, the Company recorded revenues of $61,875 compared to $30,000 revenue for the three months ended September 30, 2017. The revenue in the three months ended September 30, 2018 and 2017 was for lease revenue. The lease revenue is pursuant to a lease agreement and is due and payable when invoiced.

Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017

During the six months ended September 30, 2018, the Company recorded revenues of $61,875 compared to $30,000 revenue for the six months ended September 30, 2017. The revenue in the six months ended September 30, 2018 and 2017was for lease revenue. The lease revenue is pursuant to a lease agreements and is due and payable when invoiced.

Operating Expenses and Net Loss

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The net loss for the three months ended September 30, 2018 was $31,351, compared to a net loss of $414,117 for the three months ended September 30, 2017.

The loss for the three months ended September 30, 2018 consists of director fee of $45,000, other SG&A of $30,469, depreciation of $11,750 and interest expense of $8,413 offset by $2,406 of other income.

The net loss for the three months ended September 30, 2017 consisted of Depreciation of $10,000, Warrant expense of $115,100, consulting expense of $118,920, commission related to borrowing of $30,200 beneficial interest expense of $63,000, forbearance expense of $27,250 and original issue discount of $34.000.

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016

The net loss for the six months ended September 30, 2018 was $733,673, compared to a loss of $2,852,918 for the six months ended September 30, 2017.

The loss for the six months ended September 30, 2018 consists of warrant expense of $597,000, director fee of $90,000, other SG&A of $71,396, depreciation of $23,500 and interest expense of $16,707 offset by other income of $3,055.

The net loss for the six months ended September 30, 2017 consisted of Depreciation of $10,000, warrant expense of $115,100, consulting expense of $263,540, director fees of $90,000, commission related to borrowing of $30,200, professional fees of $45,671, beneficial interest expense of $136,500, loss on preferred stock $2,084,300 forbearance expense of $27,250 and original issue discount of $34.000.

Liquidity and Capital Resources

At September 30, 2018, the Company’s cash balance and total assets were $7,972 and $1,700,050, respectively.

At September 30, 2018, the Company had total liabilities of $497,786, consisting of $151,480 in accounts payable and $333,806 convertible notes payable.

As at September 30, 2018, the Company had a working capital deficit of $394,151.

Cashflow used in Operating Activities

During the six month period ended September 30, 2018, the Company used $1,484,933 of cash for Operating Activities compared to cash used for operating activities of $685,072 for the six months ended September 30, 2017.

Cash used for operations for the six months ended September 30, 2018 were our loss of $733,673, increase in goodwill of $1,290,000, increase in deposits of $70,652 offset by warrants expense of $597,000.

Cash used for operations for the six months ended September 30, 2017 consisted of our loss of $2,852,918 offset by $136,500 for beneficial interest on Notes Payable, loss on issuance of Preferred stock of $2,084,300 , warrant expense of $115,100 an increase in Current Liabilities of $61,946 offset by an increase in receivables of $40,000 and an increase in fixed assets of $200,000.

Cashflow used in Investing Activities

Cash provided by investing activities was $1,360,652 for the acquisition of Labco compared to $0 for the six months ended September 30, 2017

Cashflow from Financing Activities

During the six month period ended September 30, 2018, the Company provided $22,789 of cash provided by financing activities compared to cash provided by financing activities of $727,607 for the six months ended September 30, 2017.

During the six months ended September 30, 2018, the Company used $45,262 from note conversions and $61,971 from borrowings and received $6,080 from shares issued for services.

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

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of September 30, 2018, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quarterly Issuances:

None

Subsequent Issuances:

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Filing
4.01	Promissory Note	Filed with the SEC on September13, 2018 on Form 8K. Incorporated by reference
4.02	Warrant Settlement Agreement	Files with the SEC on September28, 2018 on Form 10K. Incorporated by reference
10.01	Equipment Lease D9 and MYHI-AZ	Filed with the SEC on September13, 2018 on Form 8K. Incorporated by reference.
10.02	Exchange Agreement	Filed with the SEC on August 21, 2018 on Form 8K. Incorporated by reference.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

(i)	*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: November 5, 2018	/s/ Alan Smith
Alan Smith
Its: President, CEO, Treasurer and Director

Dated: November 5, 2018	/s/ Richard G. Stifel
Richard G. Stifel
Its:CFO, Secretary and Director

