Form 10-Q
period 2018-12-31
Mountain High Acquisitions Corp.
filed 2019-02-14
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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
(760) 413-3927
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

As of February 14, 2019 there were 202,230,187 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED DECEMBER 31, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INDEX	F-1
Consolidated Balance Sheets as of December 31, 2018 (Unaudited) and March 31, 2018	F-2
Consolidated Statement of Operations for the Three Months Ended December 31, 2018 and December 31, 2017 and the Nine Months ended December 31, 2018 and December 31, 2017 (Unaudited)	F-3
Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2018 and December 31, 2017 (Unaudited)	F-4
Notes to the Consolidated Financial Statements (Unaudited)	F-5

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS
		Audited
	December 31,	March 31,
	2018	2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$30,461	$109,464
Accounts receivable	14,168	150,000
Notes receivable - current	25,011	—
Other receivables	—	22,294
TOTAL CURRENT ASSETS	69,640	281,758
OTHER ASSETS
Goodwill	1,200,000	—
Deferred revenue	13,750	—
Notes receivable - long term	102,909	—
TOTAL OTHER ASSETS	1,316,659	—
FIXED ASSETS (NET)	329,416	170,000
TOTAL ASSETS	$1,715,715	$451,758

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$145,587	$149,954
Accrued liabilities	12,500	12,500
Convertible notes payable, net Beneficial Conversion Feature fully recognized of $885,574	198,554	362,361
TOTAL CURRENT LIABILITIES	356,641	524,815

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, 100,000 and 100,000 shares issued and outstanding as of December 31, 2018 and March 31, 2018 respectively	10	10
Common stock, $0.0001 par value; 500,000,000 shares authorized, 199,380,515 and 96,208,582 shares issued and outstanding as of December 31, 2018 and March 31, 2018 respectively	19,938	9,621
Additional paid in capital	15,154,484	9,607,834
Accumulated (deficit)	(13,815,358)	(9,690,522)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,359,074	(73,057)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,715,715	$451,758

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months ended December 31,		For the Nine Months ended December 31,
	2018	2017	2018	2017

Revenue	$86,875	$60,000	$148,750	$90,000
Cost of revenue	—	—	—	—
Gross profit	86,875	60,000	148,750	90,000

Depreciation	11,750	10,000	35,250	20,000
Director fees	40,000	45,000	130,000	135,000
Warrant expense	—	—	597,000	115,100
Selling, general and administrative expenses	18,781	57,408	90,177	427,608
	70,531	112,408	852,427	697,708
Income (Loss) from operations	16,344	(52,408)	(703,677)	(607,708)

Interest Expense resulting from Beneficial Conversion Feature	—	—	—	(136,500)
Goodwill write-down	(3,405,134)	—	(3,405,134)	—
Forbearance expense	—	—	—	(27,250)
Original issue discount	—	—	—	(34,000)
Loss on valuation of preferred stock	—	—	—	(2,084,300)
Other income (expense)	2,375	—	5,430	—
Interest Expense	(4,748)	(13,789)	(21,455)	(29,356)

Net income (loss)	$(3,391,163)	$(66,197)	$(4,124,836)	$(2,919,114)

Net Income (loss) per share - basic
Continuing operations	(0.03)	(0.00)	(0.04)	(0.04)

Net Income (loss) per share - diluted
Continuing operations	(0.03)	(0.00)	(0.04)	(0.04)

Weighted average shares outstanding - basic and diluted	108,704,327	80,586,607	101,681,366	76,569,111

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the nine months ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,124,836)	$(2,919,114)
Adjustment to reconcile net loss to net
Cash used in operating activities:
Changes in:
Beneficial Conversion Feature on Note payable	—	136,500
Purchase of One Lab Co	4,605,134
Depreciation and amortization	35,250	20,000
Accounts payable	(4,367)	(12,140)
Change in other receivables	22,294	—
Interest expense	21,455
Warrants expense	597,000	115,100
Decrease (increase) in receivables	135,832	(112,294)
Stock for services	9,905	308,433
Goodwill	(1,200,000)	—
Forbearance	—	27,250
Other assets - deferred revenue	(13,750)	—
Original issue discount	—	34,000
Loss on valuation Preferred Stock	—	2,084,300
Current accrued liabilities	—	35,000
Net cash provided (used) by operating activities	83,917	(282,965)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets	(35,000)	(200,000)
	—	—
Net cash provided by investing activities	(35,000)	(200,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes receivable	(127,920)	—
Note conversions	—	(210,909)
Proceeds from borrowings	—	688,764
Net cash (used) provided by financing activities	(127,920)	477,855

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79,003)	(5,110)

CASH AND CASH EQUIVALENTS
Beginning of the period	109,464	10,399
End of the period	$30,461	5,289

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

In May 2017, the Company formed MYHI-AZ to acquire equipment to service the growing cannabis industry. In September 2017, the Company entered into a consulting agreement with D9 Manufacturing, "D9," to provide D9 customers with infrastructure equipment. Also in September 2017, MYHI-AZ purchased 2 intermodal grow containers from D9 to be used in a grow operation in Arizona. MYHI-AZ leased the grow containers to D9 for 3 years with the right to extend the lease for an additional 2 years. The lease began August 15, 2017. The lease provided for a monthly lease rate of $20,000 a month and required advance payment for operating supplies and expenses. The monthly lease rate was recorded as Revenue and an Account Receivable while the advances were recorded as an Other Receivable. The monthly lease payments were to commence on harvesting of the first crop. The containers were planted in October 2017 with an expected harvest in January 2018. The initial grow operation encountered a power failure which ultimately resulted in the loss of the crop. The loss of this crop resulted in a deferral of collection of the lease rental payments and the operating cost payments. The power failure highlighted electrical issues with the facility where the containers are being used and improvements to the containers that could be made. The container improvements and facility power requirement issue took a few months to resolve.

Effective September 11, 2018, MYHI-AZ and D9 agreed to convert the current amount due under the operating lease, representing $150,000 in lease payments and $22,294 in operating expenses, into a $135,000 note payable, (the "Note"), with a term of 3 years and interest rate of 7% per annum, and to capitalize $35,000 for improvements to the containers. The first payment on the Note was due October 3, 2018. The Parties also agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000 per month beginning November 1, 2018.

Effective August 18, 2018 (the “Effective Date”), the Company, on the one hand, and One Lab Co (“Labco”) and Alchemy Capital, LLC (“Alchemy”), on the other hand, entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which Alchemy, the sole shareholder of Labco, agreed to exchange 100% of the capital stock of Labco for 88,000,000 restricted shares of the Company (the “MYHI Shares”) in accordance with the following schedule: 20,000,000 MYHI shares at Closing and 68,000,000 MYHI Shares after certain equipment under order by Labco at the time (the “Equipment”) was delivered to the lessee under a lease agreement between Labco and the lessee (the “Lease”). Additionally, Alchemy agreed to pay monthly lease payments of $25,000 to Labco beginning ten days after the Effective Date and until the Equipment was delivered. The Equipment consists of a state-of-the-art intermodal extraction laboratory engineered and designed specifically for processing cannabis. MYHI issued the 88,000,000 shares of restricted common stock in accordance with the terms of the Exchange Agreement and recorded the acquisition of fixed assets valued at $159,667 and Goodwill of $4,445,467. The Goodwill valuation was subsequently reviewed and written down to $1,200,000.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $4,124,836 for the nine months ended December 31, 2018 and has an accumulated deficit of $13,815,358 and a working capital deficit of $287,001 as of December 31, 2018. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements have been presented in United States Dollars ($ or “USD”). The fiscal year end is March 31.

Principles of Consolidation

The accounts of the Company and its wholly–owned subsidiaries GreenLife Botanix, MYHI-AZ and One Lab Co are included in the accompanying consolidated financial statements. All intercompany balances and transactions were eliminated on consolidation.

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

Revenue represents lease revenue for the grow containers pursuant to the Company's lease with D9 and extraction equipment lease pursuant to the Labco share exchange agreement. For the nine months ended December 31, 2018 the Company recorded revenue of $148,750 from both leases.

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

The Company has no tax positions at December 31, 2018 or December 31, 2017, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

On June 12, 2017, the Company issued 100,000 shares of Series B Convertible Preferred stock to an outside consulting firm for consulting services, valued at $109,700, which was recorded as consulting fees in the three months ended June 30, 2017. Due to the super voting provision of the Series B Convertible Preferred stock the Company recorded a loss on valuation of the shares of $2,084,300, the equivalent of 20,000,000 shares less the associated consulting expense of $109,700.

During the year ended March 31, 2018, the Company converted $684,285 of convertible notes payable into 20,947,193 shares of free trading common stock of the Company.

During the year ended March 31, 2018 the Company issued 2,570,000 shares of restricted Common Stock pursuant to consulting agreements valued at $329,184.

During the Nine months ended December 31, 2018, the Company converted $185,262 of convertible notes into 5,516,933 shares of common stock, issued 155,000 shares of common stock valued at $9,905 pursuant to consulting agreements, issued 9,500,000 shares of common stock relating to cashless warrants issued in conjunction with convertible notes issued to St. George Investments LLC valued at $597,000, and issued 88,000,000 shares of common stock valued at $4,605,134 pursuant to the share exchange agreement for Labco.

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

Pursuant to a Warrant Settlement Agreement executed June 27, 2018, the Company agreed to issue 8,141,005 additional warrants to settle the ratchet provision of the original warrant. The Company recorded additional warrant expense of $491,850 pursuant to ASC 470-20-25-2 as the fair value of the warrants. Effective April 19, 2018, the Company, pursuant to the Warrant to Purchase Shares of Company Stock which was issued in conjunction with the St George Investments LLC Securities Purchase Agreement dated June 30, 2017, issued 3,500,000 shares of Company stock at $.0826 per share, valued at $289,100. On June 27, 2018, the Company agreed to issue an additional 6,000,000 shares of Company common stock to fully settle the warrant at a value of $433,200 or $0.0705 per share. The Company recorded additional warrant expense of $105,150 to value the warrants exercised at market price.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, March 31, 2017	—	$—	$—

Issued	1,358,995	$.1273	$.1273
Exercised	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Outstanding, March 31, 2018	1,358,995	$.1273	$.1273

Outstanding, March 31, 2018	1,358,995	$.1273	$.1273
Issued pursuant to agreement	8,141,005	$.0604	$.0604
Exercised April 19, 2018	(3,500,000)	$.0826	$.0826
Exercised June 27, 2018	(6,000,000)	$.0705	$.0705
Outstanding, December 31, 2018	0	$.0	$.0

Range of Exercise Prices	Number Outstanding 6/30/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0327-$0.1273	0	0.00 years	$0

Note 4 - Notes Payable

At December 31, 2018, the Company had outstanding convertible notes payable to third parties in the amount of $198,554. The notes had interest rates of 3%-12% and had a conversion provision allowing the holder to convert each note into shares of the Company at a discount. This is referred to as the Beneficial Conversion Feature, "BCF". Due to the fact that the notes could be converted immediately or any time thereafter, there is no amortization of expense, so the Company has elected to record an expense in the current year for the difference between the BCF and the share value on the date the note was executed.:

Note Holder	Amount	Conversion Terms
Andrew Cervasio	$11,010	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
St. George Financial	$187,544	180 days from closing at lower of 65% of avg. 2 lowest closing bid 15 days prior to conversion
	$198,554

Note 5 - Related Party Transactions

Effective April 1, 2017, Alan Smith and Richard Stifel assigned their consulting agreements and all future amounts due under the agreements to Evolution Equities Corp, "Evolution" and RGS Resources LLC, "RGS" respectively. Evolution and RGS are related parties due to Mr. Smith's and Mr. Stifel's ownership interest and positions in those companies. Evolution was paid $67,500 and RGS $62,500 for the nine months ended December 31, 2018.

Note 6 – Commitments and Contingencies

None.

Note 7 – Subsequent Events

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

BUSINESS OPERATIONS

In May 2017, the Company formed MYHI-AZ to acquire equipment to service the growing cannabis industry. In September 2017, the Company entered into a consulting agreement with D9 Manufacturing, "D9," to provide D9 customers with infrastructure equipment. Also in September 2017, MYHI-AZ purchased 2 intermodal grow containers from D9 to be used in a grow operation in Arizona. MYHI-AZ leased the grow containers to D9 for 3 years with the right to extend the lease for an additional 2 years. The lease began August 15, 2017. The lease provided for a monthly lease rate of $20,000 a month and required advance payment for operating supplies and expenses. The monthly lease rate was recorded as Revenue and an Account Receivable while the advances were recorded as an Other Receivable. The monthly lease payments were to commence on harvesting of the first crop. The containers were planted in October 2017 with an expected harvest in January 2018. The initial grow operation encountered a power failure which ultimately resulted in the loss of the crop. The loss of this crop resulted in a deferral of collection of the lease rental payments and the operating cost payments. The power failure highlighted electrical issues with the facility where the containers are being used and and improvements to the containers that could be made. The container improvements and facility power requirement issue took a few months to resolve.

Effective June 11, 2018, MYHI-AZ and D9 agreed to convert the current amount due under the operating lease, representing $150,000 in lease payments and $22,294 in operating expenses, into a $135,000 note payable, (the "Note"), with a term of 3 years and an interest rate of 7% per annum, and to capitalize $35,000 for improvements to the containers. The first payment on the Note was due October 3, 2018. The Parties also agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000.00 per month beginning November 1, 2018.

Effective August 18, 2018 (the “Effective Date”), the Company, on the one hand, and One Lab Co (“Labco”) and Alchemy Capital, LLC (“Alchemy”), on the other hand, entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which Alchemy, the sole shareholder of Labco, agreed to exchange 100% of the capital stock of Labco for 88,000,000 restricted shares of MYHI (the “MYHI Shares”) in accordance with the following schedule: 20,000,000 MYHI shares at Closing and 68,000,000 MYHI Shares after certain equipment currently under order by Labco (the “Equipment”) was delivered to the lessee under a lease agreement between Labco and the lessee (the “Lease”). Additionally, Alchemy agreed to pay monthly lease payments of $25,000 to Labco beginning ten days after the Effective Date until the Equipment was delivered. The Equipment consists of a state-of-the-art intermodal extraction laboratory engineered and designed specifically for processing cannabis. The Company issued the 88,000,000 shares of restricted common stock in accordance with the terms of the Exchange Agreement and recorded the acquisition of fixed assets valued at $159,667 and Goodwill of $4,445,467. The Goodwill valuation was subsequently reviewed and written down to $1,200,000.

RESULTS OF OPERATIONS

Working Capital

As of December 31, 2018
Total Current Assets	$69,640
Total Current Liabilities	(356,641)
Working Capital (Deficit)	$(287,001)

Cash Flows

Three months Ended December 31, 2018
Cash Flows from (used in) Operating Activities	$59,284
Cash Flows from (used in) Investing Activities	(35,000)
Cash Flows from (used in) Financing Activities	(103,287)
Net Increase (decrease) in Cash during period	$(79,003)

Operating Revenues

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

During the three months ended December 31, 2018, the Company recorded revenues of $86,875 compared to $60,000 revenue for the three months ended December 31, 2017. The revenue in the three months ended December 31, 2018 and 2017 was for lease revenue. The lease revenue is earned pursuant to lease agreements and is due and payable when invoiced.

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017

During the nine months ended December 31, 2018, the Company recorded revenues of $148,750 compared to $90,000 revenue for the nine months ended December 31, 2017. The revenue in the nine months ended December 31, 2018 and 2017 was for lease revenue. The lease revenue is earned pursuant to lease agreements and is due and payable when invoiced.

Operating Expenses and Net Loss

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

The net loss for the three months ended December 31, 2018 was $3,391,163, compared to a net loss of $66,197 for the three months ended December 31, 2017.

The loss for the three months ended December 31, 2018 consists of director fee of $40,000, other SG&A of $18,781, depreciation of $11,750, goodwill write-off of $3,405,134 and interest expense of $4,748 offset by $2,375 of other income. The goodwill write-off records the difference between the value of the shares given and the assets received at the time of the Exchange Agreement between the Company and Labco.

The net loss for the three months ended December 31, 2017 consisted of depreciation of $10,000, consulting expense of $45,000, other SG&A of $57,408 and interest expense of $13,789.

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017

The net loss for the nine months ended December 31, 2018 was $4,124,836 compared to a loss of $2,919,114 for the nine months ended December 31, 2017.

The loss for the nine months ended December 31, 2018 consists of warrant expense of $597,000, director fee of $130,000, other SG&A of $90,177, depreciation of $35,250, goodwill write-down of $3,405,134 and interest expense of $21,455 offset by other income of $5,430.

The net loss for the nine months ended December 31, 2017 consisted of depreciation of $20,000, warrant expense of $115,100, director fees of $135,000, other SG&A of $427,608, beneficial interest expense of $136,500, loss on preferred stock $2,084,300, forbearance expense of $27,250 and original issue discount of $34,000 and interest expense of $29,356.

Liquidity and Capital Resources

At December 31, 2018, the Company’s cash balance and total assets were $30,461 and $1,556,050, respectively.

At December 31, 2018, the Company had total liabilities of $356,641, consisting of $145,587 in accounts payable, $12,500 in accrued liabilities and $198,554 in convertible notes payable.

As at December 31, 2018, the Company had a working capital deficit of $287,001.

Cashflow used in Operating Activities

During the nine month period ended December 31, 2018, the Company obtained $83,917 of cash for Operating Activities compared to cash used for operating activities of $282,965 for the nine months ended December 31, 2017.

Cash used for operations for the nine month period ended December 31, 2018 were our loss of $4,124,836 offset by an increase in the issuance of shares of $4,605,134, depreciation of $35,250, a decrease in account payable of $4,367, an increase in other receivables of $22,294, a warrant expense of $597,000, a decrease in receivables of $135,832, an increase by share issuance for services of $9,905, goodwill of $1,200,000, and a decrease of deferred revenue of $13,750.

Cash used for operations for the nine month period ended December 31, 2017 consisted of our loss of $2,919,114 offset by $136,500 for a beneficial interest on Notes Payable, a loss on issuance of Preferred stock of $2,084,300 , warrant expense of $115,100, an increase in Current Liabilities of $35,000 offset by an increase in receivables of $112,294, depreciation expense of $20,000, stock issued for services of $308,433, forbearance of $27,250, and a discount of $34,000.

Cashflow used in Investing Activities

Cash provided by investing activities was $35,000 compared to $200,000 for the nine months ended December 31, 2017.

Cashflow from Financing Activities

During the nine month period ended December 31, 2018, the Company used $127,920 of cash in financing activities compared to cash provided by financing activities of $477,855 for the nine months ended December 31, 2017.

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

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2018, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quarterly Issuances:

Pursuant to an Exchange Agreement (“the Exchange Agreement) between the Company and One Labco and Alchemy Capital, LLC (“Alchemy”), on November 26, 2018, the Company issued to Alchemy 68,000,000 restricted shares (the “Shares”). The Shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended as a result of the delivery of certain equipment as provided in the Exchange Agreement.

Subsequent Issuances:

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit	Filing
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: February 14, 2019	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, CFO, and Director

