Form 10-K
period 2019-03-31
Mountain High Acquisitions Corp.
filed 2019-06-25
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

 FORM 10-K

_______________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2019
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
(760) 413-3927
(Registrant’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $3,937,765 based upon the price $0.0283 at which the common stock was last sold as of the last business day of the most recently completed fourth fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “MYHI.”

As of June 24, 2019 there were 211,344,521  shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

History

The Company is in the business of providing infrastructure assets to licensed producers, processors and retailers engaged in the cannabis industry. The Company plans to acquire further assets such as equipment, real estate and technologies beyond those described below through the use of cash flow generated by operations.

In May 2017, the Company formed MYHI-AZ to acquire equipment to service the growing cannabis industry in Arizona. In September 2017, the Company entered into a consulting agreement with D9 Manufacturing, "D9," to provide D9 customers with infrastructure equipment. Also, in September 2017, MYHI-AZ purchased 2 intermodal grow containers (the “Containers”) from D9 to be used in a grow operation in Arizona. MYHI-AZ leased the Containers to D9 for 3 years with the right to extend the lease for an additional 2 years. The lease began August 15, 2017. The lease provided for a monthly lease rate of $20,000 a month and required advance refundable payments by MYHI-AZ for operating supplies and expenses. The monthly lease payments were to commence on harvesting of the first crop. The containers were planted in October 2017 with an expected harvest in January 2018. The initial grow operation encountered a power failure which ultimately resulted in the loss of the crop. The loss of this crop resulted in a deferral of collection of the lease rental and operating cost payments. The power failure highlighted electrical issues with the facility where the containers were being used and improvements to the containers that could be made.

Effective June 11, 2018, MYHI-AZ and D9 agreed to convert the current amount due under the operating lease, representing $150,000 in lease payments and $22,294 in operating expenses, into a $135,000 note payable, (the "Note"), with a term of 3 years and an interest rate of 7% per annum, and to capitalize $35,000 for improvements to the containers that had been made by D9. The first payment on the Note was due October 3, 2018. All payments required under the Note have been made as of the date of this report. The Parties also agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000.00 per month beginning November 1, 2018.

Effective March 31, 2019, the Company and D9 mutually agreed to terminate the new lease due to continuing power issues at the grow facility and a change in D9’s business operations. In consideration for the early termination of the lease, D9 agreed to pay for the removal of the containers to a location of the Company’s choice and to return 280,000 MYHI shares issued to D9 pursuant to the consulting agreement of September 2017.

On August 18, 2018 the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Alchemy Capital LLC (“Alchemy”) pursuant to which Alchemy, the sole shareholder of One Lab Co (“Labco”), agreed to exchange 100% of the capital stock of Labco for 88,000,000 restricted shares of the Company (the “MYHI Shares”). The Exchange Agreement called for the issuance of 20,000,000 MYHI Shares at Closing and 68,000,000 MYHI Shares after certain equipment under order by Labco at the time (the “Equipment”) was delivered pursuant to a Lease Agreement (the “Lease”) between Labco and Workforce Labor Solutions, LLC (“the Lessee”) .. The Equipment consists of a state-of-the-art intermodal extraction laboratory, engineered and designed specifically for processing cannabis. The Lease calls for monthly payments of $25,000 and has a five year term commencing November 1, 2018 with an option to renew for a second five year term.

In conjunction with the acquisition of One Labco and its tangible assets including the Equipment and the Lease, the Company also acquired intangible assets such as industry relationships, access to capital resources and acquisition opportunities. These intangible assets were classified as Goodwill.

MYHI issued the 88,000,000 shares of restricted common stock in accordance with the terms of the Exchange Agreement and recorded the acquisition of the Equipment at a cost value of $159,666 and Goodwill of $4,605,134.

On December 31, 2018, the Company reviewed the valuation of the intangible assets acquired. While satisfied that the Company would continue to realize value from them, the Company decided to write Goodwill down to $1,200,000. This amount reflected the discounted value of the Lease. At that time, the Lease was in good standing with all required lease payments up to date.

On May 31, 2019, the Company conducted a further review of the intangible assets. At that date, the Lease was four months in arrears. While the Company believes that the Lease payments will be brought current in the near future, it decided to record an additional impairment of $1,200,000 to Goodwill, bringing its balance to $nil.

Property Acquisitions

None

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

	High	Low
Year Ended March 31, 2019
Quarter Ended March 31, 2019	0.0550	0.0280
Quarter Ended December 31, 2018	0.0850	0.0380
Quarter Ended September 30, 2018	0.1050	0.0500
Quarter Ended June 30, 2018	0.1530	0.0520

Year Ended March 31, 2018
Quarter Ended March 31, 2018	0.45	0.0561
Quarter Ended December 31, 2017	0.173	0.0385
Quarter Ended September 30, 2017	0.1494	0.06
Quarter Ended June 30, 2017	0.22	0.0826

Record Holders

As of March 31, 2019, an aggregate of 203,832,914 shares of our Common Stock were issued and outstanding and were owned by approximately 86 holders of record, based on information provided by our transfer agent.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2019	March 31, 2018
Current Assets	$44,153	$281,758
Current Liabilities	271,542	524,815
Working Capital (Deficit)	$(227,389)	$(243,057)

Cash Flows

	Yea
	Year ended March 31, 2019	Year ended March 31, 2018
Cash Flows from (used in) Operating Activities	$51,784	$(824,236)
Cash Flows from (used in) Investing Activities	(35,000)	(200,000)
Cash Flows from (used in) Financing Activities	(125,481)	1,123,301
Net Increase (decrease) in Cash during period	$(108,697)	$99,065

Operating Revenues

During the year ended March 31, 2019 the Company had revenue of $141,120 compared to $150,000 for the year ended March 31, 2018. The revenue for FY 2019 and 2018 was for the lease on the 2 grow containers and the extraction container.

The lease for the extraction equipment was in default for 2 months as at March 31, 2019 and is currently five months in arrears. Based on discussions with the lessee, the account will be brought up to date in the near future although there can be no assurance at this time that this will be done.

Operating Expenses and Net Loss

The net loss for the year ended March 31, 2019 was $5,434,865 compared to a net loss of $3,351,723 for year ended March 31, 2018. The net loss for the year ended March 31, 2019 consisted of a $150,000 for officer fees, $597,000 for warrant expense, $58,811 for depreciation expense, $104,895 for professional fees, and $41,066 for G&A fees. Furthermore, the Company recognized a Goodwill write down of $4,605,134 and total interest expense of $26,454. The Company also recognized other income of $7,375.

The net loss for the year ended March 31, 2018 consisted of $30,000 in depreciation expense, $180,000 in officer fees, a total of $115,100 in warrant expense, and $489,002 in G&A expenses. Furthermore, the Company recognized a total of $471, 500 in interest expense for a beneficial conversion feature, a forbearance expense of $27,250, a total of $64,000 in original issue discount. Other expense of $2,084,300 was recognized and a total of $40,571 in interest expense was incurred.

Liquidity and Capital Resources

At March 31, 2019, the Company’s cash balance and other current assets was $44,153 compared to $281,758 at March 31, 2018. The decrease was primarily due to the conversion of account receivables to a Promissory Note of $150,000.

At March 31, 2019, the Company had total liabilities of $271,542 compared with total liabilities of $524,815 at March 31, 2018.  The decrease was due to a decrease in convertible notes payable and a decrease in officer fees.

At March 31, 2019, the Company had a working capital deficit of $227,389 compared to a working capital deficit of $243,057 at March 31, 2018.

Cashflow from Operating Activities

During the year ended March 31, 2019, the Company provided $51,784 of cash for operating activities compared to the use of $824,236 of cash used for operating activities during the year ended March 31, 2018. The decrease in cash used for operations for the year ended March 31, 2019 was due to the operating loss of $5,434,865, increase in non cash transaction of One Lab of $4,605,134, increase in depreciation expense of $58,811, stock based compensation of $16,422, warrant expense of $597,000, decrease of accounts payable of $(128,410), decrease of $150,00 in accounts receivable, $22,293 change in other receivables, increase of $138,945 in accrued liabilities, and $26,454 of interest expense.

The decrease in cash used for operating activities for the year ended March 31, 2018 was due to the operating loss of $3,351,723, decrease in officer fees of $80,000, increase in receivables of $172,294 offset by loss on preferred stock of $2,084,300 and increase in beneficial conversion feature of $471,500.

Cashflow from Investing Activities

During the year ended March 31, 2019, the Company used $35,000 from investing activities for the year compared to $200,000 used in the period ended March 31, 2018.

Cashflow from Financing Activities

During the year ended March 31, 2019 the Company’s net cash used by financing activities was $125,481. $117,361 was related to an account receivable converted to an interest bearing note receivable. Furthermore, a total of $8,120 was for shares returned.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Financial Statements

For the Years Ended March 31, 2019 and March 31, 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Mountain High Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mountain High Acquisitions Corp. as of March 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2016

Lakewood, CO

June 24, 2019

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS
AUDITED

	March 31,	March 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$767	$109,464
Accounts receivable	—	150,000
Notes receivable-current	43,386	—
Other receivables	—	22,294
TOTAL CURRENT ASSETS	44,153	281,758
OTHER ASSETS
Notes receivable - long term	73,975	—
TOTAL OTHER ASSETS	73,975	—
FIXED ASSETS (NET)	305,856	170,000
TOTAL ASSETS	$423,984	$451,758

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$21,544	$149,954
Accrued liabilities	151,445	12,500
Convertible notes payable, net Beneficial Conversion Feature fully recognized of $885,574	98,553	362,361
TOTAL CURRENT LIABILITIES	271,542	524,815

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, 100,000 and 100,000 shares issued and outstanding as of March 31, 2019 and March 31, 2018 respectively	10	10
Common stock, $0.0001 par value; 500,000,000 shares authorized, 203,832,914 and 96,208,582 shares issued and outstanding as of March 31, 2019 and March 31, 2018 respectively	20,383	9,621
Additional paid in capital	15,257,436	9,607,834
Accumulated (deficit)	(15,125,387)	(9,690,522)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	152,442	(73,057)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$423,984	$451,758

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
(AUDITED)

	For the Year ended March 31,
	2019	2018
Revenue	$141,120	$150,000
Gross profit	141,120	150,000

Depreciation	58,811	30,000
Officer fees	150,000	180,000
Professional fees	104,895	—
Warrant expense	597,000	115,100
Selling, general and administrative expenses	41,066	489,002
	951,772	814,102
(Loss) from operations	(810,652)	(664,102)

Interest Expense resulting from Beneficial Conversion Feature	—	(471,500)
Goodwill write-down	(4,605,134)	—
Forbearance expense	—	(27,250)
Original issue discount	—	(64,000)
Other income (expense)	7,375	(2,084,300)
Interest Expense	(26,454)	(40,571)

Net income (loss)	$(5,434,865)	$(3,351,723)

Net Income (loss) per share-basic
Continuing operations	(0.04)	(0.04)

Net Income (loss) per share-diluted
Continuing operations	(0.04)	(0.04)

Weighted average shares outstanding - basic and diluted	143,712,070	76,569,111

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM APRIL 1, 2017 TO MARCH 31, 2019

					Additional		Total Shareholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2017	—	—	72,691,389	7,269	5,925,827	(6,338,799)	(405,703)

Shares issued for services rendered	100,000	10	2,570,000	257	328,917	—	329,184

Loss on market value of Preferred shares	—	—	—	—	2,084,300	—	2,084,300

Note payable conversion	—	—	20,947,193	2,095	682,190	—	684,285

Warrants	—	—	—	—	115,100	—	115,100

Convertible Note Payable Beneficial Conversion Feature	—	—	—	—	471,500	—	471,500

Net (loss)	—	—	—	—	—	(3,351,723)	(3,351,723)

Balance March 31, 2018	100,000	$10	96,208,582	$9,621	$9,607,834	$(9,690,522)	(73,057)

Shares issued for services rendered	—	—	80,000	8	6,072	—	6,080

Note payable conversion	—	—	10,099,332	1,010	289,250	—	290,260

Cashless warrants issued	—	—	9,500,000	950	596,050	—	597,000

One Lab Co contribution	—	—	—	—	159,667	—	159,667

One Lab Co purchase	—	—	88,000,000	8,800	4,596,334	—	4,605,134

Shares issued to consultant	—	—	225,000	23	10,321	—	10,344

Shares returned			(280,000)	(28)	(8,092)	—	(8,120)

Net (loss)	—	—	—	—	—	(5,434,865)	(5,434,865)

Balance March 31, 2019	100,000	$10	203,832,914	$20,383	$15,257,436	$(15,125,387)	$152,442

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(AUDITED)

	For the Year ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,434,865)	$(3,351,723)
Adjustment to reconcile net loss to net
Cash used in operating activities:
Beneficial Conversion Feature on Note Payable	—	471,500
Purchase of One Lab Co	4,605,134	—
Depreciation and amortization	58,811	30,000
Forbearance	—	27,250
Goodwill	—	—
Loss on valuation Preferred Stock	—	2,084,300
Officer fees	—	(80,000)
Original issue discount	—	64,000
Stock based compensation	16,422	—
Warrants expense	597,000	115,100
Changes in operating assets and liabilities:
Increase / (decrease) in accounts payable	(128,410)	(12,369)
(Increase) / decrease in accounts receivable	150,000	—
Change in other receivables	22,293	(172,294)
Increase / (decrease) in accrued liabilities	138,945	—
Interest expense	26,454	—
Net cash (used) provided in operating activities	51,784	(824,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets	(35,000)	(200,000)
Net cash (used) provided in investing activities	(35,000)	(200,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts receivable converted to note receivable	(117,361)	—
Proceeds from shares	—	329,184
Note conversions	—	(684,285)
Returned shares	(8,120)	—
Proceeds from borrowings	—	1,478,402
Net cash (used) provided by financing activities	(125,481)	1,123,301

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108,697)	99,065

CASH AND CASH EQUIVALENTS
Beginning of the period	109,464	10,399
End of the period	$767	109,464

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

The Company is in the business of providing infrastructure assets to licensed producers, processors and retailers engaged in the cannabis industry. The Company plans to acquire further assets such as equipment, real estate and technologies beyond those described below through the use of cash flow generated by operations.

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

On August 18, 2018, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Alchemy Capital LLC (“Alchemy”) pursuant to which Alchemy, the sole shareholder of One Lab Co (“Labco”), agreed to exchange 100% of the capital stock of Labco for 88,000,000 restricted shares of the Company (the “MYHI Shares”). The Exchange Agreement called for the issuance of 20,000,000 MYHI Shares at Closing and 68,000,000 MYHI Shares after certain equipment under order by Labco at the time (the “Equipment”) was delivered pursuant to a Lease Agreement (the “Lease”) between Labco and Workforce Labor Solutions, LLC (“the Lessee”) . The Equipment consists of a state-of-the-art intermodal extraction laboratory, engineered and designed specifically for processing cannabis. The Lease calls for monthly payments of $25,000 and has a five year term commencing November 1, 2018 with an option to renew for a second five year term.

In conjunction with the acquisition of One Labco and its tangible assets including the Equipment and the Lease, the Company also acquired intangible assets such as industry relationships, access to capital resources and acquisition opportunities. These intangible assets were classified as Goodwill.

MYHI issued the 88,000,000 shares of restricted common stock in accordance with the terms of the Exchange Agreement and recorded the acquisition of the Equipment at a cost value of $159,666 and Goodwill of $4,605,134.

On December 31, 2018, the Company reviewed the valuation of the intangible assets acquired. While satisfied that the Company would continue to realize value from them, the Company decided to write Goodwill down to $1,200,000. This amount reflected the discounted value of the Lease. At that time, the Lease was in good standing with all required lease payments up to date.

On May 31, 2019, the Company conducted a further review of the intangible assets. At that date, the Lease was four months in arrears. While the Company believes that the Lease payments will be brought current in the near future, it decided to record an additional impairment of $1,200,000 to Goodwill, bringing its balance to $nil.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $5,434,865 and provided cash for operations of $51,784 for the year ended March 31, 2019 and has an accumulated deficit of $15,125,387 and a working capital deficit of $227,389 as of March 31, 2019. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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

Revenue represents lease revenue for the grow containers pursuant to the Company's lease with D9 and extraction equipment lease pursuant to the Labco share exchange agreement. For the year ended March 31, 2019 the Company recorded revenue of $141,120 from both leases.

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

The Company has no tax positions at March 31, 2019 or March 31, 2018, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

Note 3 – Note Receivable

In May 2017, the Company formed MYHI-AZ to acquire equipment to service the growing cannabis industry. In September 2017, the Company entered into a consulting agreement with D9 Manufacturing, "D9," to provide D9 customers with infrastructure equipment. Also in September 2017, MYHI-AZ purchased 2 intermodal grow containers from D9 to be used in a grow operation in Arizona. MYHI-AZ leased the grow containers to D9 for 3 years with the right to extend the lease for an additional 2 years. The lease began August 15, 2017. The lease provided for a monthly lease rate of $20,000 a month and required advance payment for operating supplies and expenses. The monthly lease rate was recorded as Revenue and an Account Receivable while the advances were recorded as Other Receivable. The monthly lease payments were to commence on harvesting of the first crop. The containers were planted in October 2017 with an expected harvest in January 2018. The initial grow operation encountered a power failure which ultimately resulted in the loss of the crop. The loss of this crop resulted in a deferral of collection of the lease rental payments and the operating cost payments. The power failure highlighted electrical issues with the facility where the containers were being used and improvements to the containers that could be made. While the container improvements were made, the facility power requirement issues were never fully resolved.

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

In addition, and in anticipation of the resolution of the power issues at the grow facility, the Parties agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000 per month beginning November 1, 2018. This replacement lease was terminated on March 31, 2019 as D9 was unable to successfully complete a harvest due to the ongoing power problems and a shift in the focus of their company to extraction only. The Note however remained in full force and effect.

As of March 31, 2019, D9 was up to date with the required Note payments. The Company is confident that D9 will continue to make the required payments for the full term of the Note as D9 has entered into a partnership with Verano Holdings LLC effective February 27, 2019 for the provision of extraction services. This relationship will provide D9 with a more stable platform from which to operate their business.

Note 4 – Fixed Assets

Fixed assets consist of the following at March 31, 2019:

For the Year Ended
March 31, 2019
Extraction Equipment	$159,667
Grow Equipment	235,000
Less: accumulated depreciation and amortization	(88,811)
Total	$305,856

Note 5 – Goodwill

The Company’s goodwill balance is solely attributable to acquisitions. As of March 31, 2019, the Company impaired a total of $4,605,134 related to the Exchange Agreement with Labco.

Note 6 – Accrued liabilities

As of March 31, 2019, total accrued liabilities consisted of $151,445. A total of $138,945 is related to a liability due to Brent McMahon for Greenlife selling and administrative expenses. A total of $12,500 is related to Greenlife office lease expenses.

Note 7 – Revenue

Revenue represents lease revenue for the grow containers pursuant to the Company's lease with D9 and extraction equipment lease pursuant to the Labco share exchange agreement. For the year ended March 31, 2019 the Company recorded revenue of $141,120 from both leases.

Note 8 – Equity

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

During year ended March 31, 2019 the Company issued the following:

•	Converted $290,260 of convertible notes into 10,099,332 shares of common stock.

•	Issued 305,000 shares of common stock valued at $16,424 pursuant to consulting agreements, and services rendered.

•	Issued 9,500,000 shares of common stock relating to cashless warrants issued in conjunction with convertible notes issued to St. George Investments LLC valued at $597,000.

•	Issued 88,000,000 shares of common stock valued at $4,605,134 pursuant to the share exchange agreement for Labco.

•	Recorded 280,000 shares returned by D9 as per termination agreement valued at $8,120.

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

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, March 31, 2017	—	$—	$—
Issued	1,358,995	$.1273	$.1273
Exercised	—	$—	$—
Forfeited	—	$—	$—
Expired	—	$—	$—
Outstanding, March 31, 2018	1,358,995	$.1273	$.1273

Outstanding, March 31, 2018	1,358,995	$.1273	$.1273
Issued pursuant to agreement	8,141,005	$.0604	$.0604
Exercised April 19, 2018	(3,500,000)	$.0826	$.0826
Exercised June 27, 2018	(6,000,000)	$.0705	$.0705
Outstanding, March 31, 2019	0	$0	$0

Range of Exercise Prices	Number Outstanding 3/31/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0327-$0.1273	0	0	$0

Note 9- Income Taxes

The Company accounts for income taxes using the asset and liability approach Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

The Company has federal net operating loss carryforwards of approximately $5,434,865 expiring in various years through 2037. The tax benefit of these net operating losses has been offset by a full allowance for realization. The use of the net operating loss carryfowards may be limited due to a change in control.

The Company’s effective tax rate differs from the high statutory rate for the year ended March 31, 2019, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$21.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	(26.0)%
Effective income tax rate	$0.0%

As of March 31, 2019, the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$1,141,322
Less: valuation allowance	(1,141,322)
Net deferred tax assets	$—

Note 10 - Notes Payable

At March 31, 2019 the Company had outstanding convertible notes payable to third parties in the amount of $98,553 The notes had interest rates of 3%-12% and had conversion provision allowing the holder to convert the note into shares of the Company at a discount. This is referred to as the Beneficial Conversion Feature, "BCF". Due to the fact that the notes could be converted immediately or any time thereafter, there is no amortization of expense, so the Company has elected to record an expense in the current year for the difference between the BCF and the share value on the date the note was executed. This amount cannot exceed the value of the note. This resulted in an expense of $0 and $471,500 for the year ended March 31, 2019 and 2018 respectively. The following details outstanding convertible notes as of March 31, 2019:

Note Holder	Amount	Conversion Terms
Andrew Cervasio	$11,092	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
St. George Financial	$87,461	180 days from closing at lower of 65% of avg. 2 lowest closing bid 15 days prior to conversion
	$98,553

Note 11 - Related Party Transactions

Effective April 1, 2017, Alan Smith and Richard Stifel assigned their consulting agreements and all future amounts due under the agreement to Evolution Equities Corp, "Evolution" and RGS Resources LLC, "RGS" respectively. Evolution and RGS are related parties due to Mr. Smith’s and Mr. Stifel's ownership interest and positions in those companies. Evolution and RGS were paid $90,000 and $60,000 respective for the year ended March 31, 2019.

Note 12 – Officer fees

As of March 31, 2019, total officer fees paid were $90,000 to the Company’s CEO and Director. Additionally, a total of $60,000 was paid to the former CFO and Director of the Company.

Note 13 – Commitments and Contingencies

None.

Note 14 – Subsequent Events

To secure working capital for future operations, on April 24, 2019, Mountain High Acquisitions Corp. (“MYHI”) entered into a Securities Purchase Agreement with St. George Investments, LLC (“St. George”). In connection with this agreement, MYHI issued to St. George a 10% convertible promissory note (the “Note”) in the principal amount of $112,500, due on April 23, 2020. The Note is convertible into common stock at 65% of the average of the two lowest closing bid prices for MYHI’s common stock during the twenty trading days immediately preceding the date of the conversion, subject to adjustment as provided in the Note. The Note contains a 10% original issue discount. The note may be prepaid by MYHI on the terms set forth in the Note.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of March 31, 2019, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Director(s) and Executive Officer(s)

The following table sets forth the name(s) and age(s) of our current director(s) and executive officer(s):

Name	Age	Position(s) Held	Date of Appointment	Other Public Company Directorships Held
Alan Smith	68	President, Chief Executive Officer, Treasurer, Secretary and Director	March 5, 2014	Altair International Corporation
Raymond Watt	44	Director	August 18, 2018	None

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

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Mr. Alan Smith – During the past five years, Alan Smith, has provided independent financial consulting services to a variety of startup and development stage companies in the technology, resource and consumer products sectors as President and CEO of Evolution Equities Corporation. These services have included corporate reorganizations and restructuring, the development of internal systems and controls and assistance with financing in both the private and public markets. He has also been an active investor in a number of startup ventures while managing his own personal equity portfolio. Mr. Smith is a Chartered Professional Accountant (retired) and has provided audit, tax and financial consulting services to a wide variety of small to medium sized companies during his 35 year career. During this period, Mr. Smith became known for his proficiency in negotiating highly advantageous acquisitions, reorganizing operations, improving efficiencies, and establishing financial controls. The primary focus of Mr. Smith’s career however, has been the successful restructuring of companies in transition and leading the development of business plans to assist them in procurement of short to medium term financing, many through public offerings. Mr. Smith obtained his Chartered Accountant designation in 1978 from the Institute of Chartered Accountants of Ontario. He was also a member of the Institute of Chartered Accountants of British Columbia from 1980 until his retirement in 1999. Additionally, Mr. Smith earned an MBAin 1975 from Queen’s University at Kingston, Ontario and a Bachelor of Applied Science (Civil Engineering) in 1973, also from Queen’s University.

Mr. Raymond Watt – During the past five years, Mr. Watt has successfully started and sold numerous technology companies and has a 20-year plus experience in in both Software Development and Enterprise System Outsourcing. Previously, Mr. Watt served as the Chief Technical Officer of EOH Oracle Services, a group within the largest Information Technology firm listed on the South African Stock Exchange. He has served on the board of Braingear AG, a medical-device focused biotech companies, as well as GRI Bio, a San Diego based pharmaceutical company. Mr. Watt received his B.Sc. in Computer Science from NorthWest University and a MBA in Information technology from Bond University in Australia. Mr. Watt is an active member of the Coastal San Diego chapter of the Young Presidents Organization (YPO), and currently serves as their Chapter Chair.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended March 31, 2019 and March 31, 2018:

Summary Compensation Table
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation in Earnings ($)	All Other Compensation ($)		Total ($)
Alan Smith – President, CEO, Treasurer, and Director (1)	2019	$0	$0	$0	$0	$0	$0	$90,000	(3)	$90,000
	2018	$0	$0	$0	$0	$0	$0	$90,000		$90,000

Richard Stifel – CFO, Secretary and Director (2)	2019	$0	$0	$0	$0	$0	$0	$60,000	(4)	$60,000
	2018	$0	$0	$0	$0	$0	$0	$90,000		$90,000

(1)	Mr. Smith was appointed as the Company’s sole Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director on March 5, 2014.
(2)	Mr. Stifel was appointed as the Company's Chief Financial Officer, Secretary and a Director on October 1, 2014. Mr. Stifel resigned from all positions with the Company on November 30, 2018.
(3)	Mr. Smith’s compensation was paid directly to his wholly owned company Evolution Equities Corporation.
(4)	Mr. Stifel’s compensation was paid directly to his wholly owned company RGS Resources LLC.

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

Outstanding Equity Awards at Fiscal Year-End

No officer(s) or director(s) of the Company received any equity awards, or holds exercisable or non-exercisable options, as of the year ended March 31, 2019.

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

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 31, 2019, by: (i) each of our director(s); (ii) each of our named executive officer(s); and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Alan Smith (3) 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 85254	Common	10,962,017	5.38%
Dr Judy Pham (4) 578 Washington Blvd Ste 578 Marina Del Rey, CA 90292	Common	53,727,273	26.36%
All Officers and Directors as a Group (2)	Common	10,962,017	5.38%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 203,832,914 issued and outstanding shares of our Common Stock as of March 31, 2019.

(3)	Alan Smith, an officer and director, owns 10,962,017 shares of our Common Stock.

(4)	Dr. Judy Pham is the sole Member of Alchemy Capital LLC which in turn owns 53,727,273 shares of our Common Stock.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

☐	disclosing such transactions in reports where required;
☐	disclosing in any and all filings with the SEC, where required;
☐	obtaining disinterested directors’ consent; and
☐	obtaining shareholder consent where required.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended March 31, 2019	Year Ended March 31, 2018
Audit fees	$32,940	$24,300
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$32,940	$24,300

Audit Fees

During the fiscal year ended March 31, 2019, we incurred approximately $32,940 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended March 31, 2019.

During the fiscal year ended March 31, 2018, we incurred approximately $24,300 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended March 31, 2018.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2019 and 2018 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) were $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2019 and 2018 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended March 31, 2019 and 2018 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $32,940 and $24,300, respectively.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit	Filing
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

(b)	*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: June 24, 2019 /s/ Alan Smith

By: Alan Smith

Its: President, CEO, CFO, Secretary, Treasure and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: June 24, 2019 /s/ Alan Smith

Alan Smith

Its: President, CEO, CFO, Secretary, Treasurer and Director

