Form 10-Q
period 2019-06-30
Mountain High Acquisitions Corp.
filed 2019-08-13
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August XX, 2019 there were 211,344,521 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED JUNE 30, 2019

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2019	2019
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$78,633	$767
Accounts receivable	—	—
Notes receivable-current	44,150	43,386
Other receivables	—	—
TOTAL CURRENT ASSETS	122,783	44,153
OTHER ASSETS
Notes receivable - long term	62,032	73,975
TOTAL OTHER ASSETS	62,032	73,975
FIXED ASSETS (NET)	286,145	305,856
TOTAL ASSETS	$470,960	$423,984

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,131	$21,544
Accrued liabilities	151,445	151,445
Deposit on sale of equipment	50,000	—
Convertible notes payable, net Beneficial Conversion Feature fully recognized of $885,574	149,188	98,553
TOTAL CURRENT LIABILITIES	354,764	271,542

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, 100,000 and 100,000 shares issued and outstanding as of June 30, 2019 and March 31, 2019 respectively	10	10
Common stock, $0.0001 par value; 500,000,000 shares authorized, 208,519,694 and 203,832,914 shares issued and outstanding as of June 30, 2019 and March 31, 2019 respectively	20,852	20,383
Additional paid in capital	15,321,968	15,257,436
Accumulated (deficit)	(15,226,634)	(15,125,387)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	116,196	152,442
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$470,960	$423,984

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months ended
	June 30,
	2019	2018
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Depreciation	19,711	11,750
Director fees	22,500	45,000
Professional fees	33,643	—
Selling, general and administrative expenses	11,085	40,927
Warrant expense	—	597,000
	86,939	694,677
(Loss) from operations	(86,939)	(694,677)

Debt discount expense	(12,500)	—
Other income (expense)	1,327	649
Interest Expense	(3,135)	(8,294)

Net income (loss)	$(101,247)	$(702,322)

Net Income (loss) per share-basic
Continuing operations	(0.00)	(0.01)

Net Income (loss) per share-diluted
Continuing operations	(0.00)	(0.01)

Weighted average shares outstanding - basic and diluted	207,314,117	98,169,616

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MARCH 31, 2017 TO JUNE 30, 2019

							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Shareholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2017	—	—	72,691,389	7,269	5,925,827	(6,338,799)	(405,703)

Shares issued for services rendered	100,000	10	2,570,000	257	328,917	—	329,184

Loss on market value of Preferred shares	—	—	—	—	2,084,300	—	2,084,300

Note payable conversion	—	—	20,947,193	2,095	682,190	—	684,285

Warrants	—	—	—	—	115,100	—	115,100

Convertible Note Payable Beneficial Conversion Feature	—	—	—	—	471,500	—	471,500

Net (loss)	—	—	—	—	—	(3,351,723)	(3,351,723)

Balance March 31, 2018	100,000	$10	96,208,582	$9,621	$9,607,834	$(9,690,522)	(73,057)

Shares issued for services rendered	—	—	80,000	8	6,072	0	6,080

Note payable conversion	—	—	10,099,332	1,010	289,250	0	290,260

Cashless warrants issued	—	—	9,500,000	950	596,050	0	597,000

One Lab Co contribution	—	—	—	—	159,667	—	159,667

One Lab Co purchase	—	—	88,000,000	8,800	4,596,334	—	4,605,134

Shares issued to consultant	—	—	225,000	23	10,321	—	10,344

Shares returned			(280,000)	(28)	(8,092)	—	(8,120)

Net (loss)	—	—	—	—	—	(5,434,865)	(5,434,865)

Balance March 31, 2019	100,000	$10	203,832,914	$20,383	$15,257,436	$(15,125,387)	$152,442

Note payable conversion	—	—	4,686,780	469	64,532	—	65,001

Net (loss)	—	—	—	—	—	(101,247)	(101,247)

Balance June 30, 2019	100,000	$10	208,519,694	$20,852	$15,321,968	$(15,226,634)	$116,196

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(101,247)	(702,322)
Adjustment to reconcile net loss to net Cash used in operating activities:
Depreciation and amortization	19,711	11,750
Original issue discount	12,500	—
Warrants expense	—	597,000
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(17,412)	—
(Increase)/decrease in accounts receivable		36,647
Change in other receivables	11,179	—
Increase/(decrease) in accrued liabilities	—	—
Interest expense	3,135	—
Net cash provided (used) by operating activities	(72,134)	(56,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets	—	(35,000)
Deposit on sale of equipment	50,000	—
Net cash provided by investing activities	50,000	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts receivable converted to note receivable	—	—
Note conversions	—	(10,262)
Proceeds from shares for services	—	6,080
Proceeds from borrowings	100,000	18,758
Net cash (used) provided by financing activities	100,000	14,576

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77,866	(77,349)

CASH AND CASH EQUIVALENTS
Beginning of the period	767	109,464
End of the period	$78,633	32,115

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

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

Effective June 5, 2018, MYHI-AZ and D9 agreed to convert the current amount due under the operating lease, representing $150,000 in lease payments and $22,294 in operating expenses, into a $135,000 note payable, (the "Note"), with a term of 3 years and interest rate of 7% per annum, and to capitalize $35,000 for improvements to the containers. The first payment on the Note was due October 3, 2018. The Parties also agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000 per month beginning November 1, 2018. This replacement lease was terminated on March 31, 2019 as D9 was unable to successfully complete a harvest due to the ongoing power problems and a shift in the focus of their company to extraction only. The Company intends to sell the containers to generate capital to finance this change in focus and has received a $50,000 deposit from a prospective buyer in that regard.

On August 18, 2018, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Alchemy Capital LLC (“Alchemy”) pursuant to which Alchemy, the sole shareholder of One Lab Co (“Labco”), agreed to exchange 100% of the capital stock of Labco for 88,000,000 restricted shares of the Company (the “MYHI Shares”). The Exchange Agreement called for the issuance of 20,000,000 MYHI Shares at Closing and 68,000,000 MYHI Shares after certain equipment under order by Labco at the time (the “Equipment”) was delivered pursuant to a Lease Agreement (the “Lease”) between Labco and Workforce Labor Solutions, LLC (“the Lessee”) . The Equipment consists of a state-of-the-art intermodal extraction laboratory, engineered and designed specifically for processing cannabis. The Lease calls for monthly payments of $25,000 and has a five year term commencing November 1, 2018 with an option to renew for a second five year term. As of July 31, 2019, the Lessee was six months in arrears on the lease. The Company has been in constant discussion with the Lessee regarding this delinquency and hopes to resolve the matter before the end of the current quarter.

In conjunction with the acquisition of One Labco and its tangible assets including the Equipment and the Lease, the Company also acquired intangible assets such as industry relationships, access to capital resources and acquisition opportunities. These intangible assets were classified as Goodwill. MYHI issued the 88,000,000 shares of restricted common stock in accordance with the terms of the Exchange Agreement and recorded the acquisition of the Equipment at a cost value of $159,666 and Goodwill of $4,605,134. As of March 31, 2019, the intangible asset was fully impaired.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $101,247 for the three months ended June 30, 2019 and has an accumulated deficit of $15,226,634. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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

Revenue represents lease revenue for the grow containers pursuant to the Company's lease with D9 and extraction equipment lease pursuant to the Labco share exchange agreement. For the three months ended June 30, 2019 the Company recorded no revenue.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations. The open tax years are 2012, 2013, 2014, 2015, 2016, 2017 and 2018.

The Company has no tax positions at June 30, 2019 and 2018, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

As of June 30, 2019, D9 was up to date with the required Note payments. The Company is confident that D9 will continue to make the required payments for the full term of the Note as D9 has entered into a partnership with Verano Holdings LLC effective February 27, 2019 for the provision of extraction services. This relationship will provide D9 with a more stable platform from which to operate their business.

Note 4 – Fixed Assets

Fixed assets consist of the following at June 30, 2019:

Extraction Equipment	$159,667
Grow Equipment	235,000
Less: accumulated depreciation and amortization	(108,522)
Total	$286,145

Note 5 – Accrued liabilities

As of June 30, 2019, total accrued liabilities consisted of $151,445. A total of $138,945 is related to a liability due to Brent McMahon for Greenlife selling and administrative expenses. A total of $12,500 is related to Greenlife office lease expenses.

Note 6 – Equity

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

During the three months ended June 30, 2019, the Company converted $65,000 of convertible notes into 4,686,780 shares of common stock.

Note 7 - Notes Payable

At June 30, 2019, the Company had outstanding convertible notes payable to third parties in the amount of $149,188. The notes had interest rates of 3%-12% and had a conversion provision allowing the holder to convert each note into shares of the Company at a discount. This is referred to as the Beneficial Conversion Feature, "BCF". Due to the fact that the notes could be converted immediately or any time thereafter, there is no amortization of expense, so the Company has elected to record an expense in the current year for the difference between the BCF and the share value on the date the note was executed.:

Andrew Cervasio	$11,217	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
St. George Financial	$23,378	180 days from closing at lower of 65% of avg. 2 lowest closing bid 15 days prior to conversion
St.George Financial	$114,594	180 days from closing at lower of 65% of avg. 2 lowest closing bid 15 days prior to conversion
	$149,188

Note 8 - Related Party Transactions

Effective April 1, 2017, Alan Smith assigned his consulting agreements and all future amounts due under the agreements to Evolution Equities Corp, "Evolution". Evolution is a related party due to Mr. Smith's ownership interest and positions in the company. Evolution was paid $22,500 for the three months ended June 30, 2019. Additionally, the Company has retained KWPR Group, “KWPR”, a public relations company to assist with web site maintenance, press release preparation and social network posts. KWPR is a related party as the owner Kelly Wood is wife to the CEO Mr. Alan Smith. As of June 30, 2019 the total fees paid to KWPR was $7,500.

Note 9 – Officer fees

As of June 30, 2019, total officer fees paid were $22,500 to the Company’s CEO and Director.

Note 10 – Commitments and Contingencies

None.

Note 11 – Subsequent Events

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

Effective June5, 2018, MYHI-AZ and D9 agreed to convert the current amount due under the operating lease, representing $150,000 in lease payments and $22,294 in operating expenses, into a $135,000 note payable, (the "Note"), with a term of 3 years and an interest rate of 7% per annum, and to capitalize $35,000 for improvements to the containers. The first payment on the Note was due October 3, 2018. The Parties also agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000.00 per month beginning November 1, 2018. This replacement lease was terminated on March 31, 2019 as D9 was unable to successfully complete a harvest due to the ongoing power problems and a shift in the focus of their company to extraction only. The Company intends to sell the containers to generate capital to finance this change in focus and has received a $50,000 deposit from a prospective buyer in that regard.

Effective August 18, 2018 the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Alchemy Capital LLC (“Alchemy”) pursuant to which Alchemy, the sole shareholder of One Lab Co (“Labco”), agreed to exchange 100% of the capital stock of Labco for 88,000,000 restricted shares of the Company (the “MYHI Shares”). The Exchange Agreement called for the issuance of 20,000,000 MYHI Shares at Closing and 68,000,000 MYHI Shares after certain equipment under order by Labco at the time (the “Equipment”) was delivered pursuant to a Lease Agreement (the “Lease”) between Labco and Workforce Labor Solutions, LLC (“the Lessee”) . The Equipment consists of a state-of-the-art intermodal extraction laboratory, engineered and designed specifically for processing cannabis. The Lease calls for monthly payments of $25,000 and has a five year term commencing November 1, 2018 with an option to renew for a second five year term. As of July 31, 2019, the Lessee was six months in arrears on the lease. The Company has been in constant discussion with the Lessee regarding this delinquency and hopes to resolve the matter before the end of the current quarter.

RESULTS OF OPERATIONS

Working Capital

As of June 30, 2019
Total Current Assets	$122,783
Total Current Liabilities	(354,764)
Working Capital (Deficit)	$(231,981)

Cash Flows

Three months Ended June 30, 2019
Cash Flows from (used in) Operating Activities	$(72,134)
Cash Flows from (used in) Investing Activities	50,000
Cash Flows from (used in) Financing Activities	100,000
Net Increase (decrease) in Cash during period	$77,866

Operating Revenues

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

During the three months ended June 30, 2019 and 2018, the Company recorded no revenues.

Operating Expenses and Net Loss

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The net loss for the three months ended June 30, 2019 was $101,247 compared to a net loss of $702,322 for the three months ended June 30, 2018.

The loss for the three months ended June 30, 2019 consists of director fees of $22,500, other SG&A of $11,085, depreciation of $19,711, professional fees of $33,643, interest expense of $3,135 offset by $1,327 of other income and an original issued discount of $12,500.

The net loss for the three months ended June 30, 2018 consisted of depreciation of $11,750, director fees of $45,000, other SG&A of $40,927, warrant expense of $597,000, interest expense of $8,294 offset by $649 of other income.

Liquidity and Capital Resources

At June 30, 2019, the Company’s cash balance and total assets were $78,633 and $470,960, respectively.

At June 30, 2019, the Company had total liabilities of $354,764, consisting of $4,131 in accounts payable, $151,445 in accrued liabilities, $50,000 in deposit unearned, and $149,188 in convertible notes payable.

As at June 30, 2019, the Company had a working capital deficit of $231,981.

Cashflow used in Operating Activities

During the three month period ended June 30, 2019, the Company used $72,134 of cash for Operating Activities compared to cash used for operating activities of $56,925 for the three months ended June 30, 2018.

Cash used for operations for the three month period ended June 30, 2019 were our loss of $101,247 offset by an increase in depreciation of $19,711, an increase in an original issued discount of 12,500, a decrease in accounts payable of $17,412, an increase in other receivables of $11,174, and interest expense of $3,135.

Cash used for operations for the three month period ended June 30, 2018 consisted of our loss of $702,322 offset by an increase in depreciation of $11,750, warrant expense of $597,000, and an increase in accounts receivable of $36,647.

Cashflow used in Investing Activities

Cash provided by investing activities as of June 30, 2019 was $50,000 compared to $35,000 for the three months ended June 30, 2018.

Cashflow from Financing Activities

During the three month period ended June 30, 2019, the Company provided $100,000 of cash in financing activities compared to cash provided by financing activities of $14,576 for the three months ended June 30, 2018.

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

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of June 30, 2019, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2019, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: August 13, 2019	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, CFO, and Director

