Form 10-Q/A
period 2019-06-30
Mountain High Acquisitions Corp.
filed 2019-08-16
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

(Amendment No. 1)

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

As of August 13, 2019 there were 211,344,521 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment 1 on Form 10-Q/A of Mountain High Acquisitions Corp., the "Company" amends the Form 10-Q for the Period Ended June 30, 2019, filed on August 13, 2019 , to correct a typographical error in regards to the date for the shares outstanding on the cover page of the Form 10-Q.

Except as specifically noted above, this Form 10-Q/A (Amendment 1) does not modify or update the original 10-Q or update any related or other disclosures as originally filed, other than as required to reflect the effects of the amendment discussed above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: August 15, 2019	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, CFO, and Director