Form 10-Q
period 2019-09-30
Mountain High Acquisitions Corp.
filed 2019-11-08
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
(760) 413-3927
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Emerging Growth Company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 8, 2019 there were 212,205,381 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED SEPTEMBER 30, 2019

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INDEX	F-1
Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and March 31, 2019	F-2
Consolidated Statement of Operations for the Three Months Ended September 30, 2019 and September 30, 2018 and the Six Months ended September 30, 2019 and September 30, 2018 (Unaudited)	F-3
Consolidated Statement of Stockholders’ Equity (Deficit) from March 31, 2017 to September 30, 2019	F-4
Consolidated Statements of Cash Flows for Six Months ended September 30, 2019 and September 30, 2018 (Unaudited)	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2019	2019
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$96,058	$767
Accounts receivable	—	—
Notes receivable - current	44,927	43,386
Other receivables	—	—
TOTAL CURRENT ASSETS	140,985	44,153
OTHER ASSETS
Notes receivable - long term	50,505	73,975
TOTAL OTHER ASSETS	50,505	73,975
FIXED ASSETS (NET)	131,845	305,856
TOTAL ASSETS	$323,335	$423,984

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,313	$21,544
Accrued liabilities	151,445	151,445
Convertible notes payable	128,811	98,553
TOTAL CURRENT LIABILITIES	284,569	271,542

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, 100,000 and 100,000 shares issued and outstanding as of September 30, 2019 and March 31, 2019 respectively	10	10
Common stock, $0.0001 par value; 500,000,000 shares authorized, 212,205,381 and 203,832,914 shares issued and outstanding as of September 30, 2019 and March 31, 2019 respectively	21,221	20,383
Additional paid in capital	15,345,556	15,257,436
Accumulated (deficit)	(15,328,021)	(15,125,387)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	38,766	152,442
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$323,335	$423,984

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months ended		For the Six Months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$—	$61,875	$—	$61,875
Cost of revenue	—	—	—	—
Gross profit	—	61,875	—	61,875

Depreciation	14,512	11,750	34,223	23,500
Director fees	22,500	45,000	45,000	90,000
Professional fees	12,202		45,845
Selling, general and administrative expenses	10,559	30,469	21,644	71,396
Warrant expense	—	—	—	597,000
	59,773	87,219	146,712	781,896
(Loss) from operations	(59,773)	(25,344)	(146,712)	(720,021)

Debt discount expense	—	—	(12,500)
Other income (expense)	1,754	2,406	3,081	3,055
Loss on sale of equipment	(39,788)		(39,788)
Interest Expense	(3,580)	(8,413)	(6,715)	(16,707)

Net income (loss)	$(101,387)	$(31,351)	$(202,634)	$(733,673)

Net Income (loss) per share - basic
Continuing operations	(0.00)	(0.00)	(0.00)	(0.01)

Net Income (loss) per share - diluted
Continuing operations	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average shares outstanding - basic and diluted	204,035,425	108,704,327	208,020,902	101,681,366

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MARCH 31, 2017 TO SEPTEMBER 30, 2019

							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Shareholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2017	—	—	72,691,389	7,269	5,925,827	(6,338,799)	(405,703)

Shares issued for services rendered	100,000	10	2,570,000	257	328,917	—	329,184

Loss on market value of Preferred shares	—	—	—	—	2,084,300	—	2,084,300

Note payable conversion	—	—	20,947,193	2,095	682,190	—	684,285

Warrants	—	—	—	—	115,100	—	115,100

Convertible Note Payable Beneficial Conversion Feature	—	—	—	—	471,500	—	471,500

Net (loss)	—	—	—	—	—	(3,351,723)	(3,351,723)

Balance March 31, 2018	100,000	$10	96,208,582	$9,621	$9,607,834	$(9,690,522)	(73,057)

Shares issued for services rendered	—	—	80,000	8	6,072	0	6,080

Note payable conversion	—	—	10,099,332	1,010	289,250	0	290,260

Cashless warrants issued	—	—	9,500,000	950	596,050	0	597,000

One Lab Co contribution	—	—	—	—	159,667	—	159,667

One Lab Co purchase	—	—	88,000,000	8,800	4,596,334	—	4,605,134

Shares issued to consultant	—	—	225,000	23	10,321	—	10,344

Shares returned			(280,000)	(28)	(8,092)	—	(8,120)

Net (loss)	—	—	—	—	—	(5,434,865)	(5,434,865)

Balance March 31, 2019	100,000	$10	203,832,915	$20,384	$15,257,436	$(15,125,388)	$152,442

Note payable conversion	—	—	8,372,466	837	88,120	—	88,957

Net (loss)	—	—	—	—	—	(202,634)	(202,634)

Balance September 30, 2019	100,000	$10	212,205,381	$21,221	$15,345,556	$(15,328,021)	$38,766

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(202,634)	(733,673)
Adjustment to reconcile net loss to net Cash used in operating activities:
Depreciation and amortization	34,223	23,500
Original issue discount	12,500	—
Goodwill	—	(1,290,000)
Loss on sale of equipment	39,788
Warrants expense	—	597,000
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(17,231)	1,526
(Increase)/decrease in accounts receivable	—	34,241
Change in other receivables	21,929	(70,652)
Other assets -deferred revenue	—	(11,875)
Increase/(decrease) in accrued liabilities	—	—
Interest expense	6,715	—
Net cash provided (used) by operating activities	(104,710)	(1,449,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets	—	(35,000)
Proceeds from sale of asset	100,000	—
Purchase of One Lab Co	—	1,360,652
Net cash provided by investing activities	100,000	1,325,652

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts receivable converted to note receivable	—	—
Note conversions	—	(45,262)
Proceeds from shares for services	—	6,080
Proceeds from borrowings	100,000	61,971
Net cash (used) provided by financing activities	100,000	22,789

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95,291	(101,492)

CASH AND CASH EQUIVALENTS
Beginning of the period	767	109,464
End of the period	$96,058	7,972

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

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

Effective June 5, 2018, MYHI-AZ and D9 agreed to convert the current amount due under the operating lease, representing $150,000 in lease payments and $22,294 in operating expenses, into a $135,000 note payable, (the "Note"), with a term of 3 years and interest rate of 7% per annum, and to capitalize $35,000 for improvements to the containers. The first payment on the Note was due October 3, 2018. The Parties also agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000 per month beginning November 1, 2018. This replacement lease was terminated on March 31, 2019 as D9 was unable to successfully complete a harvest. due to the ongoing power problems and a shift in the focus of their company to extraction only. During the three month period ended June 30, 2019, the Company decided to sell the containers to generate capital to finance its own change in focus to extraction. On August 20, 2019 the Company completed the sale of the containers for proceeds of $100,000.

On August 18, 2018, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Alchemy Capital LLC (“Alchemy”) pursuant to which Alchemy, the sole shareholder of One Lab Co (“Labco”), agreed to exchange 100% of the capital stock of Labco for 88,000,000 restricted shares of the Company (the “MYHI Shares”). The Exchange Agreement called for the issuance of 20,000,000 MYHI Shares at Closing and 68,000,000 MYHI Shares after certain equipment under order by Labco at the time (the “Equipment”) was delivered pursuant to a Lease Agreement (the “Lease”) between Labco and Workforce Labor Solutions, LLC (“the Lessee”) . The Equipment consists of a state-of-the-art intermodal extraction laboratory, engineered and designed specifically for processing cannabis. The Lease calls for monthly payments of $25,000 and has a five year term commencing November 1, 2018 with an option to renew for a second five year term. As of September 30, 2019, the Lessee was eight months in arrears on the lease. The Company has been in constant discussion with the Lessee regarding this delinquency and hopes to resolve the matter before the end of the current quarter.

In conjunction with the acquisition of One Lab Co and its tangible assets including the Equipment and the Lease, the Company also acquired intangible assets such as industry relationships, access to capital resources and acquisition opportunities. These intangible assets were classified as Goodwill. MYHI issued the 88,000,000 shares of restricted common stock in accordance with the terms of the Exchange Agreement and recorded the acquisition of the Equipment at a cost value of $159,666 and Goodwill of $4,605,134. As of March 31, 2019, the intangible asset was fully impaired.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $202,634 for the six months ended September 30, 2019 and has an accumulated deficit of $15,328,021. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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

Revenue represents lease revenue for the grow containers pursuant to the Company's lease with D9 and extraction equipment lease pursuant to the Labco share exchange agreement. For the six months ended September 30, 2019 the Company recorded no revenue.

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

The Company has no tax positions at September 30, 2019 and 2018, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

As of September 30, 2019, D9 was up to date with the required Note payments. The Company is confident that D9 will continue to make the required payments for the full term of the Note as D9 has entered into a partnership with Verano Holdings LLC effective February 27, 2019 for the provision of extraction services. This relationship will provide D9 with a more stable platform from which to operate their business.

Note 4 – Fixed Assets

Fixed assets consist of the following at September 30, 2019:

Extraction Equipment	$159,667
Less: accumulated depreciation and amortization	(27,822)
Total	$131,845

Note 5 – Accrued liabilities

As of September 30, 2019, total accrued liabilities consisted of $151,445. A total of $138,945 is related to a liability due to Brent McMahon for Greenlife selling and administrative expenses. A total of $12,500 is related to Greenlife office lease expenses.

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

During the six months ended September 30, 2019, the Company converted $88,957 of convertible notes into 8,372,466 shares of common stock.

Note 7 - Notes Payable

At September 30, 2019, the Company had outstanding convertible notes payable to third parties in the amount of $128,811. The notes had interest rates of 3%-12% and had a conversion provision allowing the holder to convert each note into shares of the Company at a discount. This is referred to as the Beneficial Conversion Feature, "BCF". Due to the fact that the notes could be converted immediately or any time thereafter, there is no amortization of expense, so the Company has elected to record an expense in the current year for the difference between the BCF and the share value on the date the note was executed:

Andrew Cervasio	$11,342	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
St.George Financial	$117,469	180 days from closing at lower of 65% of avg. 2 lowest closing bid 15 days prior to conversion
	$128,811

Note 8 - Related Party Transactions

Effective April 1, 2017, Alan Smith assigned his consulting agreements and all future amounts due under the agreements to Evolution Equities Corp, "Evolution". Evolution is a related party due to Mr. Smith's ownership interest and positions in the company. Evolution was paid $45,000 for the six months ended September 30, 2019. Additionally, the Company has retained KWPR Group, “KWPR”, a public relations company to assist with web site maintenance, press release preparation and social network posts. KWPR is a related party as the owner Kelly Wood is wife to the CEO Mr. Alan Smith. As of September 30, 2019, the total fees paid to KWPR was $15,000.

Note 9 – Officer fees

As of September 30, 2019, total officer fees paid were $45,000 to the Company’s CEO and Director.

Note 10 – Commitments and Contingencies

None

Note 11 – Subsequent Events

None

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

Effective June 5, 2018, MYHI-AZ and D9 agreed to convert the current amount due under the operating lease, representing $150,000 in lease payments and $22,294 in operating expenses, into a $135,000 note payable, (the "Note"), with a term of 3 years and an interest rate of 7% per annum, and to capitalize $35,000 for improvements to the containers. The first payment on the Note was due October 3, 2018. The Parties also agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000.00 per month beginning November 1, 2018. This replacement lease was terminated on March 31, 2019 as D9 was unable to successfully complete a harvest due to the ongoing power problems and a shift in the focus of their company to extraction only. During the three month period ended June 30, 2019, the Company decided to sell the containers to generate capital to finance its own change in focus to extraction. On August 20, 2019 the Company completed the sale of the containers for proceeds of $100,000.

Effective August 18, 2018 the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Alchemy Capital LLC (“Alchemy”) pursuant to which Alchemy, the sole shareholder of One Lab Co (“Labco”), agreed to exchange 100% of the capital stock of Labco for 88,000,000 restricted shares of the Company (the “MYHI Shares”). The Exchange Agreement called for the issuance of 20,000,000 MYHI Shares at Closing and 68,000,000 MYHI Shares after certain equipment under order by Labco at the time (the “Equipment”) was delivered pursuant to a Lease Agreement (the “Lease”) between Labco and Workforce Labor Solutions, LLC (“the Lessee”) . The Equipment consists of a state-of-the-art intermodal extraction laboratory, engineered and designed specifically for processing cannabis. The Lease calls for monthly payments of $25,000 and has a five year term commencing November 1, 2018 with an option to renew for a second five year term. As of September 30, 2019, the Lessee was eight months in arrears on the lease. The Company has been in constant discussion with the Lessee regarding this delinquency and hopes to resolve the matter before the end of the current quarter.

RESULTS OF OPERATIONS

Working Capital

As of September 30, 2019
Total Current Assets	$140,985
Total Current Liabilities	(284,569)
Working Capital (Deficit)	$(143,584)

Cash Flows

Three months Ended September 30, 2019
Cash Flows from (used in) Operating Activities	$(104,709)
Cash Flows from (used in) Investing Activities	100,000
Cash Flows from (used in) Financing Activities	100,000
Net Increase (decrease) in Cash during period	$95,291

Operating Revenues

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

During the three months ended September 30, 2019 the Company recorded $0 revenues compared to $61,875 revenue for the three months ended September 30, 2018. The revenue in the three months ended September 30, 2018 was for lease revenue.

Six Months Ended September 30, 2019 Compared to Six Months Ended September 30, 2018

During the six months ended September 30, 2019, the Company recorded $0 revenues compared to $61,875 revenue for the six months ended September 30, 2018. The revenue in the six months ended September 30, 2018 was for lease revenue.

Operating Expenses and Net Loss

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The net loss for the three months ended September 30, 2019 was $101,386 compared to a net loss of $31,351 for the three months ended September 30, 2018.

The loss for the three months ended September 30, 2019 consists of depreciation of $14,512, director fees of $22,500, professional fees of $12,202, other SG&A of $10,559, interest expense of $3,580, a loss on sale of equipment of $39,788 offset by $1,754 of other income.

The net loss for the three months ended September 30, 2018 consisted of depreciation of $11,750, director fees of $45,000, other SG&A of $30,469, interest expense of $8,413 offset by $2,406 of other income.

Six Months Ended September 30, 2019 Compared to Six Months Ended September 30, 2018

The net loss for the six months ended September 30, 2019 was $202,634, compared to a loss of $733,673 for the six months ended September 30, 2018.

The loss for the six months ended September 30, 2019 consists of depreciation of $34,223, director fee of $45,000, professional fees of $45,845, other SG&A of $21,644, interest expense of $6,715, a debt discount of $12,500, a loss on equipment sale of $39,788, offset by other income of $3,081.

The loss for the six months ended September 30, 2018 consists of warrant expense of $597,000, director fee of $90,000, other SG&A of $71,396, depreciation of $23,500 and interest expense of $16,707 offset by other income of $3,055.

Liquidity and Capital Resources

At September 30, 2019, the Company’s cash balance and total assets were $96,058 and $323,335, respectively.

At September 30, 2019, the Company had total liabilities of $284,569, consisting of $4,313 in accounts payable, $151,445 in accrued liabilities, and $128,811 in convertible notes payable.

As at September 30, 2019, the Company had a working capital deficit of $143,584.

Cashflow used in Operating Activities

During the six month period ended September 30, 2019, the Company used $104,710 of cash for Operating Activities compared to cash used for operating activities of $1,449,933 for the six months ended September 30, 2018.

Cash used for operations for the six month period ended September 30, 2019 were our loss of $202,634 offset by an increase in depreciation of $34,233, an increase in an original issued discount of 12,500, an increase in loss of equipment sale of $39,788, a decrease in accounts payable of $17,231, an increase in other receivables of $21,929, and interest expense of $6,715.

Cash used for operations for the six month period ended September 30, 2018 consisted of our loss of $733,673 offset by an increase in depreciation of $23,500, Goodwill expense of $1,290,000, warrant expense of $597,000, and an increase in accounts payable of $1,526, a decrease in accounts receivable of $34,241, a change in other receivables of $70,652, and a decrease in accrued liabilities of $11,875.

Cashflow used in Investing Activities

Cash provided by investing activities as of September 30, 2019 was $100,000 compared to $1,325,652 for the six months ended September 30, 2018.

Cashflow from Financing Activities

During the six month period ended September 30, 2019, the Company provided $100,000 of cash in financing activities compared to cash provided by financing activities of $22,789 for the six months ended September 30, 2018.

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

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of September 30, 2019, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2019, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: November 8, 2019	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, CFO, and Director

