Form 10-Q
period 2019-12-31
Mountain High Acquisitions Corp.
filed 2020-02-06
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 6,  2020 there were 220,302,547 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED DECEMBER 31, 2019

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

INDEX	F-1
Consolidated Balance Sheets as of December 31, 2019 (Unaudited) and March 31, 2019	F-2
Consolidated Statement of Operations for the Three Months Ended December 31, 2019 and December 31, 2018 and the Nine Months ended December 31, 2019 and December 31, 2018 (Unaudited)	F-3
Consolidated Statement of Stockholders’ Equity (Deficit) from March 31, 2018 to December 31, 2019	F-4
Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2019 and December 31, 2018 (Unaudited)	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2019	2019
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$61,586	$767
Notes receivable-current	44,927	43,386
TOTAL CURRENT ASSETS	106,513	44,153
OTHER ASSETS
Notes receivable - long term	39,565	73,975
TOTAL OTHER ASSETS	39,565	73,975
FIXED ASSETS (NET)	123,796	305,856
TOTAL ASSETS	$269,874	$423,984

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$505	$21,544
Accrued liabilities	151,445	151,445
Convertible notes payable	132,125	98,553
TOTAL CURRENT LIABILITIES	284,075	271,542

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, 100,000 and 100,000 shares issued and outstanding as of December 31, 2019 and March 31, 2019 respectively	10	10
Common stock, $0.0001 par value; 500,000,000 shares authorized, 212,205,381 and 203,832,914 shares issued and outstanding as of December 31, 2019 and March 31, 2019 respectively	21,221	20,383
Additional paid in capital	15,345,556	15,257,436
Accumulated (deficit)	(15,380,988)	(15,125,387)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(14,201)	152,442
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$269,874	$423,984

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months ended		For the Nine Months ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue	$—	$86,875	$—	$148,750
Cost of revenue	—	—	—	—
Gross profit	—	86,875	—	148,750

Depreciation	8,049	11,750	42,272	35,250
Director fees	22,500	40,000	67,500	130,000
Professional fees	9,535	—	55,380	—
Selling, general and administrative expenses	11,135	18,781	32,779	90,177
Warrant expense	—	—	—	597,000
	51,219	70,531	197,931	852,427
(Loss) from operations	(51,219)	16,344	(197,931)	(703,677)

Debt discount expense	—	—	(12,500)	—
Goodwill write-off	—	(3,405,134)	—	(3,405,134)
Other income (expense)	1,566	2,375	4,647	5,430
Loss on sale of equipment	—		(39,788)	—
Interest Expense	(3,314)	(4,748)	(10,029)	(21,455)

Net income (loss)	$(52,967)	$(3,391,163)	$(255,601)	$(4,124,836)

Net Income (loss) per share-basic
Continuing operations	(0.00)	(0.03)	(0.00)	(0.04)

Net Income (loss) per share-diluted
Continuing operations	(0.00)	(0.03)	(0.00)	(0.04)

Weighted average shares outstanding - basic and diluted	212,205,380	108,704,327	209,420,801	101,681,366

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MARCH 31, 2018 TO DECEMBER 31, 2019

					Additional		Total Shareholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2018	100,000	$10	96,208,582	$9,621	$9,607,834	$(9,690,522)	(73,057)

Shares issued for services rendered	—	—	80,000	8	6,072	0	6,080

Note payable conversion	—	—	10,099,332	1,010	289,250	0	290,260

Cashless warrants issued	—	—	9,500,000	950	596,050	0	597,000

One Lab Co contribution	—	—	—	—	159,667	—	159,667

One Lab Co purchase	—	—	88,000,000	8,800	4,596,334	—	4,605,134

Shares issued to consultant	—	—	225,000	23	10,321	—	10,344

Shares returned			(280,000)	(28)	(8,092)	—	(8,120)

Net (loss)	—	—	—	—	—	(5,434,865)	(5,434,865)

Balance March 31, 2019	100,000	$10	203,832,915	$20,384	$15,257,436	$(15,125,387)	$152,442

Note payable conversion	—	—	8,372,466	837	88,120	—	88,957

Net (loss)	—	—	—	—	—	(255,601)	(255,601)

Balance December 31, 2019	100,000	$10	212,205,381	$21,221	$15,345,556	$(15,380,988)	$(14,201)

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(255,601)	(4,124,836)
Adjustment to reconcile net loss to net
Cash used in operating activities:
Depreciation and amortization	42,272	35,250
Original issue discount	12,500	—
Goodwill	—	(1,200,000)
Stock for services	—	9,905
Loss on sale of equipment	39,788
Warrants expense	—	597,000
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	(21,039)	(4,367)
(Increase)/decrease in accounts receivable	—	135,832
Change in other receivables	32,869	22,294
Other assets -deferred revenue	—	(13,750)
Increase/(decrease) in accrued liabilities	—	—
Interest expense	10,030	21,455
Net cash provided (used) by operating activities	(139,181)	(4,521,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets	—	(35,000)
Proceeds from sale of asset	100,000	—
Purchase of One Lab Co	—	4,605,134
Net cash provided by investing activities	100,000	4,570,134

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts receivable converted to note receivable	—	—
Note conversions	—	(127,920)
Proceeds from shares for services	—	—
Proceeds from borrowings	100,000	—
Net cash (used) provided by financing activities	100,000	(127,920)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,819	(79,003)

CASH AND CASH EQUIVALENTS
Beginning of the period	767	109,464
End of the period	$61,586	30,461

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Prior to January 1, 2020, the Company was in the business of providing infrastructure assets to licensed producers, processors and retailers engaged in the cannabis industry. Due to the restrictive regulatory and operational challenges the Company faced in that business it was decided to pivot away from cannabis and instead focus on opportunities in the hemp industry. The Company plans to acquire assets such as equipment, real estate and operating entities engaged in hemp related activities and to repurpose its existing assets for use in hemp operations.

In May 2017, the Company formed MYHI-AZ to acquire equipment to service the growing cannabis industry. In September 2017, the Company entered into a consulting agreement with D9 Manufacturing, "D9," to provide D9 customers with infrastructure equipment. Also, in September 2017, MYHI-AZ purchased 2 intermodal grow containers from D9 to be used in a grow operation in Arizona. MYHI-AZ leased the grow containers to D9 for 3 years with the right to extend the lease for an additional 2 years. The lease began August 15, 2017. The lease provided for a monthly lease rate of $20,000 a month and required advance payment for operating supplies and expenses. The monthly lease rate was recorded as Revenue and an Account Receivable while the advances were recorded as Other Receivable. The monthly lease payments were to commence on harvesting of the first crop. The containers were planted in October 2017 with an expected harvest in January 2018. The initial grow operation encountered a power failure which ultimately resulted in the loss of the crop. The loss of this crop resulted in a deferral of collection of the lease rental payments and the operating cost payments. The power failure highlighted electrical issues with the facility where the containers are being used and improvements to the containers that could be made. The container improvements and facility power requirement issue took a few months to resolve.

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

On August 18, 2018, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Alchemy Capital LLC (“Alchemy”) pursuant to which Alchemy, the sole shareholder of One Lab Co (“Labco”), agreed to exchange 100% of the capital stock of Labco for 88,000,000 restricted shares of the Company (the “MYHI Shares”). The Exchange Agreement called for the issuance of 20,000,000 MYHI Shares at Closing and 68,000,000 MYHI Shares after certain equipment under order by Labco at the time (the “Equipment”) was delivered pursuant to a Lease Agreement (the “Lease”) between Labco and Workforce Labor Solutions, LLC (“the Lessee”) . The Equipment consists of a state-of-the-art intermodal extraction laboratory, engineered and designed specifically for processing cannabis. The Lease calls for monthly payments of $25,000 and has a five year term commencing November 1, 2018 with an option to renew for a second five year term. As of December 31, 2019, the Lessee was eleven months in arrears on the lease. The Company has been in constant discussion with the Lessee regarding this delinquency and hopes to resolve the matter before the end of the current quarter.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $255,601 for the nine months ended December 31, 2019 and has an accumulated deficit of $15,380,988. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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

Revenue represents lease revenue for the grow containers pursuant to the Company's lease with D9 and extraction equipment lease pursuant to the Labco share exchange agreement. For the nine months ended December 31, 2019 the Company recorded no revenue.

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

The Company has no tax positions at December 31, 2019 and 2018, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

As of December 31, 2019, D9 was up to date with the required Note payments. The Company is confident that D9 will continue to make the required payments for the full term of the Note as D9 has entered into a partnership with Verano Holdings LLC effective February 27, 2019 for the provision of extraction services. This relationship will provide D9 with a more stable platform from which to operate their business.

Note 4 – Fixed Assets

Fixed assets consist of the following at December 31, 2019:

Extraction Equipment	$159,667
Less: accumulated depreciation and amortization	(35,871)
Total	$123,796

Note 5 – Accrued liabilities

As of December 31, 2019, total accrued liabilities consisted of $151,455. A total of $138,945 is related to a liability due to Brent McMahon for Greenlife selling and administrative expenses. A total of $12,500 is related to Greenlife office lease expenses.

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

During the nine months ended December 31, 2019, the Company converted $88,957 of convertible notes into 8,372,466 shares of common stock.

Note 7 - Notes Payable

At December 31, 2019, the Company had outstanding convertible notes payable to third parties in the amount of $132,125. The notes had interest rates of 3%-12% and had a conversion provision allowing the holder to convert each note into shares of the Company at a discount. This is referred to as the Beneficial Conversion Feature, "BCF". Due to the fact that the notes could be converted immediately or any time thereafter, there is no amortization of expense, so the Company has elected to record an expense in the current year for the difference between the BCF and the share value on the date the note was executed:

Andrew Cervasio	$11,469	Lesser of $0.03 or 80% lowest closing bid 15 days prior to conversion
St.George Financial	$120,656	180 days from closing at lower of 65% of avg. 2 lowest closing bid 15 days prior to conversion
	$132,125

Note 8 - Related Party Transactions

Effective April 1, 2017, Alan Smith assigned his consulting agreements and all future amounts due under the agreements to Evolution Equities Corp, "Evolution". Evolution is a related party due to Mr. Smith's ownership interest and positions in the company. Evolution was paid $67,500 for the nine months ended December 31, 2019. Additionally, the Company has retained KWPR Group, “KWPR”, a public relations company to assist with web site maintenance, press release preparation and social network posts. KWPR is a related party as the owner Kelly Wood is wife to the CEO Mr. Alan Smith. As of December 31, 2019, the total fees paid to KWPR was $22,500.

Note 9 – Officer fees

As of December 31, 2019, total officer fees paid were $67,500 to the Company’s CEO and Director.

Note 10 – Commitments and Contingencies

None

Note 11 – Subsequent Events

On January 22, 2020, the Company converted $30,000 of convertible notes into 8,097,166 shares of common stock.

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

BUSINESS OPERATIONS

Prior to January 1, 2020, the Company was in the business of providing infrastructure assets to licensed producers, processors and retailers engaged in the cannabis industry. Due to the restrictive regulatory and operational challenges the Company faced in that business it was decided to pivot away from cannabis and instead focus on opportunities in the hemp industry. The Company plans to acquire assets such as equipment, real estate and operating entities engaged in hemp related activities and to repurpose its existing assets for use in hemp operations.

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

Effective June 5, 2018, MYHI-AZ and D9 agreed to convert the current amount due under the operating lease, representing $150,000 in lease payments and $22,294 in operating expenses, into a $135,000 note payable, (the "Note"), with a term of 3 years and an interest rate of 7% per annum, and to capitalize $35,000 for improvements to the containers. The first payment on the Note was due October 3, 2018. The Parties also agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000.00 per month beginning November 1, 2018. This replacement lease was terminated on March 31, 2019 as D9 was unable to successfully complete a harvest due to the ongoing power problems and a shift in the focus of their company to extraction only. During the three-month period ended June 30, 2019, the Company decided to sell the containers to generate capital to finance its own change in focus to extraction. On August 20, 2019, the Company completed the sale of the containers for proceeds of $100,000.

Effective August 18, 2018, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Alchemy Capital LLC (“Alchemy”) pursuant to which Alchemy, the sole shareholder of One Lab Co (“Labco”), agreed to exchange 100% of the capital stock of Labco for 88,000,000 restricted shares of the Company (the “MYHI Shares”). The Exchange Agreement called for the issuance of 20,000,000 MYHI Shares at Closing and 68,000,000 MYHI Shares after certain equipment under order by Labco at the time (the “Equipment”) was delivered pursuant to a Lease Agreement (the “Lease”) between Labco and Workforce Labor Solutions, LLC (“the Lessee”) . The Equipment consists of a state-of-the-art intermodal extraction laboratory, engineered and designed specifically for processing cannabis. The Lease calls for monthly payments of $25,000 and has a five year term commencing November 1, 2018 with an option to renew for a second five year term. As of December 31,2019, the Lessee was eleven months in arrears. The Company has been in constant discussion with the Lessee regarding this delinquency and hopes to resolve the matter before the end of the current quarter.

RESULTS OF OPERATIONS

Working Capital

As of December 31, 2019
Total Current Assets	$106,513
Total Current Liabilities	(284,075)
Working Capital (Deficit)	$(177,562)

Cash Flows

Three months Ended December 31, 2019
Cash Flows from (used in) Operating Activities	$(139,181)
Cash Flows from (used in) Investing Activities	100,000
Cash Flows from (used in) Financing Activities	100,000
Net Increase (decrease) in Cash during period	$(60,819)

Operating Revenues

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

During the three months ended December 31, 2019, the Company recorded no revenue compared to $86,875 revenue for the three months ended December 31, 2018. The revenue in the three months ended December 31, 2018 was for lease revenue.

Nine Months Ended December 31, 2019 Compared to Nine Months Ended December 31, 2018

During the nine months ended December 31, 2019, the Company recorded no revenues compared to $148,750 revenue for the nine months ended December 31, 2018. The revenue in the nine months ended December 31, 2018 was for lease revenue.

Operating Expenses and Net Loss

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

The net loss for the three months ended December 31, 2019 was $52,967, compared to a net loss of $3,391,163 for the three months ended December 31, 2018.

The loss for the three months ended December 31, 2019 consists of director fee of $22,500, other SG&A of $11,135, depreciation of $8,049, professional fees of $9,535 and interest expense of $3,314 offset by $1,566 of other income.

The net loss for the three months ended December 31, 2018 consisted of depreciation of $11,750, director fees of $40,000, other SG&A of $18,781, interest expense of $4,748, debt discount expense of $3,405,134 offset by other income of $2,375.

Nine Months Ended December 31, 2019 Compared to Nine Months Ended December 31, 2018

The net loss for the nine months ended December 31, 2019 was $255,601 compared to a loss of $4,124,836 for the nine months ended December 31, 2018.

The loss for the nine months ended December 31, 2019 consists of director fee of $67,500, other SG&A of $32,779, depreciation of $42,272, professional fees of $55,380, interest expense of $10,029, debt discount of $12,500 and a loss on sale of equipment of $39,788 offset by other income of $4,647.

The loss for the nine months ended December 31, 2018 consists of warrant expense of $597,000, director fee of $130,000, other SG&A of $90,177, depreciation of $35,250, goodwill write-down of $3,405,134 and interest expense of $21,455 offset by other income of $5,430.

Liquidity and Capital Resources

At December 31, 2019, the Company’s cash balance and total assets were $61,586 and $269,874, respectively.

At December 31, 2019, the Company had total liabilities of $284,075, consisting of $505 in accounts payable, $151,455 in accrued liabilities and $132,125 in convertible notes payable.

As at December 31, 2019, the Company had a working capital deficit of $177,562.

Cashflow used in Operating Activities

During the nine-month period ended December 31, 2019, the Company used $139,181 of cash for Operating Activities compared to cash used for operating activities of $4,521,217 for the nine months ended December 31, 2018.

Cash used for operations for the nine month period ended December 31, 2019 were our loss of $255,601 offset by depreciation of $42,272, a decrease in account payable of $21,039, an increase in other receivables of $32,869, a loss of sale equipment of $39,788, an original issue discount of $12,500 and interest expense of $10,030.

Cash used for operations for the nine month period ended December 31, 2018 were our loss of $4,124,836 offset by depreciation of $35,250, a decrease in account payable of $4,367, an increase in other receivables of $22,294, a warrant expense of $597,000, a decrease in receivables of $135,832, an increase by share issuance for services of $9,905, goodwill of $1,200,000, an increase in interest expense of $21,455 and a decrease of deferred revenue of $13,750.

Cashflow used in Investing Activities

Cash provided by investing activities was $100,000 compared to $4,570,134 for the nine months ended December 31, 2019.

Cashflow from Financing Activities

During the nine month period ended December 31, 2019, the Company obtained $100,000 of cash in financing activities compared to cash used by financing activities of $127,920 for the nine months ended December 31, 2018.

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

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2019, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: February 6, 2020	/s/ Alan Smith
By: Alan Smith
Its: President, CEO, CFO, and Director

