Form 10-K
period 2020-03-31
Mountain High Acquisitions Corp.
filed 2020-07-02
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2020
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $1,272,993 based upon the price $0.008 at which the common stock was last sold as of the last business day of the most recently completed fourth fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “MYHI.”

As of June 29, 2020, there were 450,510,432 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

In May 2017, the Company formed MYHI-AZ to acquire equipment to service the growing cannabis industry. In September 2017, the Company entered into a consulting agreement with D9 Manufacturing, "D9," to provide D9 customers with infrastructure equipment. Also, in September 2017, MYHI-AZ purchased 2 intermodal grow containers from D9 to be used in a grow operation in Arizona. MYHI-AZ leased the grow containers to D9 for 3 years with the right to extend the lease for an additional 2 years. The lease began August 15, 2017. The lease provided for a monthly lease rate of $20,000 a month and required advance payment for operating supplies and expenses. The monthly lease rate was recorded as Revenue and an Account Receivable while the advances were recorded as Other Receivable. The monthly lease payments were to commence on harvesting of the first crop. The containers were planted in October 2017 with an expected harvest in January 2018. The initial grow operation encountered a power failure which ultimately resulted in the loss of the crop. The loss of this crop resulted in a deferral of collection of the lease rental payments and the operating cost payments. The power failure highlighted electrical issues with the facility where the containers were being used and improvements to the containers that could be made. The container improvements and facility power requirement issue took months to resolve.

Effective June 5, 2018, MYHI-AZ and D9 agreed to convert the current amount due under the operating lease, representing $150,000 in lease payments and $22,294 in operating expenses, into a $135,000 note payable, (the "Note"), with a term of 3 years and interest rate of 7% per annum, and to capitalize $35,000 for improvements to the containers. The first payment on the Note was due October 3, 2018. The Parties also agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000 per month beginning November 1, 2018. This replacement lease was terminated on March 31, 2019 as D9 was unable to successfully complete a harvest. due to the ongoing power problems and a shift in the focus of their company to extraction only. The Note however remains in full force and effect. During the three month period ended June 30, 2019, the Company decided to sell the containers to generate capital to finance its own change in focus to extraction. On August 20, 2019, the Company completed the sale of the containers for proceeds of $100,000 (see note 5 to the financials).

On August 18, 2018, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Alchemy Capital LLC (“Alchemy”) pursuant to which Alchemy, the sole shareholder of One Lab Co (“Labco”), agreed to exchange 100% of the capital stock of Labco for 88,000,000 restricted shares of the Company (the “MYHI Shares”). The Exchange Agreement called for the issuance of 20,000,000 MYHI Shares at Closing and 68,000,000 MYHI Shares after certain equipment under order by Labco at the time (the “Equipment”) was delivered pursuant to a Lease Agreement (the “Lease”) between Labco and Workforce Labor Solutions, LLC (“the Lessee”) . The Equipment consists of a state-of-the-art intermodal extraction laboratory, engineered and designed specifically for processing cannabis. The Lease calls for monthly payments of $25,000 and has a five year term commencing November 1, 2018 with an option to renew for a second five year term. As of March 31, 2020, the Lessee was in arrears on the lease. The Company has been in constant discussion with the Lessee regarding this delinquency but has been unable to come to a resolution of the matter. The Company intends to terminate the lease agreement immediately and to relocate the equipment at the earliest opportunity.

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

Property Acquisitions

On  May 8, 2020, The Company and Trilogy Capital, LLC entered into an Exchange Agreement pursuant to which the Company agreed to purchase from Trilogy all of the capital stock of GPS Associates, Inc., a Delaware corporation ("GPS") in exchange for 215,250,000 restricted shares of the Company (the “MYHI Shares"). Dr. Judy Pham is the sole member and manager of Trilogy. Dr Pham is also the sole member and manager of Alchemy Capital LLC ("Alchemy") which owns 53,727,273 shares of the Company's Common Stock. The audited financial statements of GPS consisting of balance sheets as of December 31, 2019 and 2018 and for the applicable interim periods and the related statements of operations, stockholders equity and cash flows for the years and interim periods then ended together with proforma financial statements consisting of proforma unaudited combined balance sheets as of December 31, 2019 and interim period and unaudited proforma combined statement of operations for the year ended December 31, 2019 and interim period will be filed pursuant to the rules according to the Current Report on the from 8-K announcing this transaction.

As of the date of the Exchange Agreement, May 8, 2020, based on the closing price, the 215,250,000 shares issued were valued at $1,650,000.

On May 13, 2020, the Exchange was consummated.

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

	High	Low
Year Ended March 31, 2020
Quarter Ended March 31, 2020	0.0340	0.0055
Quarter Ended December 31, 2019	0.0122	0.0060
Quarter Ended September 30, 2019	0.0169	0.0099
Quarter Ended June 30, 2019	0.0303	0.0120

Year Ended March 31, 2019
Quarter Ended March 31, 2019	0.0550	0.0280
Quarter Ended December 31, 2018	0.0850	0.0380
Quarter Ended September 30, 2018	0.1050	0.0500
Quarter Ended June 30, 2018	0.1530	0.0520

Record Holders

As of March 31, 2020, an aggregate of 220,685,606 shares of our Common Stock were issued and outstanding and were owned by approximately 86 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

On April 23, 2020, the Company entered into a Securities Purchase Agreement with Trilogy Capital LLC (“Trilogy”) pursuant to which the Company agreed to issue 11,750,000 of its restricted common shares (the “MYHI Shares”) to Trilogy and Trilogy agreed to purchase the MYHI Shares for $94,000. The proceeds from the sale of the MYHI Shares were used to pay the outstanding obligations of the Company under a Convertible Promissory Note dated April 24, 2019 issued to St. George Investments, LLC.

On May 8, 2020, The Company and Trilogy entered into an Exchange Agreement pursuant to which the Company agreed to purchase from Trilogy all of the capital stock of GPS Associates, Inc., a Delaware corporation ("GPS") in exchange for 215,250,000 restricted shares of the Company (the “MYHI Shares"). Dr. Judy Pham is the sole member and manager of Trilogy. Dr Pham is also the sole member and manager of Alchemy Capital LLC ("Alchemy") which owns 53,727, 273 shares of the Company's Common Stock. The audited financial statements of GPS consisting of balance sheets as of December 31, 2019 and 2018 and for the applicable interim periods and the related statements of operations, stockholders equity and cash flows for the years and interim periods then ended together with proforma financial statements consisting of proforma unaudited combined balance sheets as of December 31, 2019 and interim period and unaudited proforma combined statement of operations for the year ended December 31, 2019 and interim period will be filed pursuant to the rules according to the Current Report on the from 8-K announcing this transaction.

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

Important Information Concerning Forward-Looking Statements

Certain statements in this Management’s Discussion and Analysis section or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, the risk factors described in this report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

Overview and History

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

The Company plans to acquire assets such as equipment, real estate and operating entities engaged in hemp related activities and to repurpose its existing assets for use in hemp operations. As discussed below, the Company has acquired a company (GPS) engaged in the formulation, manufacturing, branding, fulfillment and distribution of hemp-derived CBD products at its cGMP, FDA-registered facility in Santa Ana, California. GPS's continually expanding product offering is sold directly to consumers online as well as through wholesale partners (both online and brick and mortar stores) under its retail brand name, Zen Drops. The product offering includes tinctures, salves, gummies, transdermal patches and oral thin films.

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

Effective June 5, 2018, MYHI-AZ and D9 agreed to convert the current amount due under the operating lease, representing $150,000 in lease payments and $22,294 in operating expenses, into a $135,000 note payable, (the "Note"), with a term of 3 years and interest rate of 7% per annum, and to capitalize $35,000 for improvements to the containers. The first payment on the Note was due October 3, 2018. The Parties also agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000 per month beginning November 1, 2018. This replacement lease was terminated on March 31, 2019 as D9 was unable to successfully complete a harvest. due to the ongoing power problems and a shift in the focus of their company to extraction only. The Note however remains in full force and effect. During the period ended June 30, 2019, the Company decided to sell the containers to generate capital to finance its own change in focus to extraction. On August 20, 2019, the Company completed the sale of the containers for proceeds of $100,000 (see note 5 to the financials).

On August 18, 2018, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Alchemy Capital LLC (“Alchemy”) pursuant to which Alchemy, the sole shareholder of One Lab Co (“Labco”), agreed to exchange 100% of the capital stock of Labco for 88,000,000 restricted shares of the Company (the “MYHI Shares”). The Exchange Agreement called for the issuance of 20,000,000 MYHI Shares at Closing and 68,000,000 MYHI Shares after certain equipment under order by Labco at the time (the “Equipment”) was delivered pursuant to a Lease Agreement (the “Lease”) between Labco and Workforce Labor Solutions, LLC (“the Lessee”) . The Equipment consists of a state-of-the-art intermodal extraction laboratory, engineered and designed specifically for processing cannabis. The Lease calls for monthly payments of $25,000 and has a five year term commencing November 1, 2018 with an option to renew for a second five year term. As of March 31, 2020, the Lessee was in arrears on the lease. The Company has been in constant discussion with the Lessee regarding this delinquency but has been unable to come to a resolution of the matter. The Company intends to terminate the lease agreement immediately and to relocate the equipment at the earliest opportunity .

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

On May 8, 2020, Mountain High Acquisitions Corp, (“MYHI”) and Trilogy Capital LLC ("Trilogy") entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which MYHI agreed to purchase from Trilogy all of the capital stock of GPS Associates, Inc., a Delaware corporation ("GPS") in exchange (the "Exchange") for 215,250,000 restricted shares of MYHI (the “MYHI Shares"). Dr. Judy Pham is the sole member and manager of Trilogy. Dr Pham is also the sole member and manager of Alchemy Capital, LLC ("Alchemy") which owns

53,727,273 shares of the MYHI's Common Stock.

Recent Developments

As discussed in our subsequent event footnotes, the company has acquired GPS Associates, Inc. GPS is a California based company engaged in the formulation, manufacturing, branding, fulfillment and distribution of hemp-derived CBD products at its cGMP, FDA-registered facility in Santa Ana, California. GPS's team of professionals includes physiologists, chemists, herbalists and botanists committed to combining high-quality organic CBD with synergistic organic, raw herbs to produce pure, premium consumer products. All products manufactured by GPS are tested at independent, third party laboratories to prove potency and purity.

RESULTS OF OPERATIONS

The following is a comparison of the Results of Operations for our fiscal years ended March 31, 2020 and 2019.

Working Capital

The decrease in the working capital deficit can be attributed to the Company settling $151,445 of accrued liabilities in the current year.

	March 31, 2020	March 31, 2019
Current Assets	$65,227	$44,153
Current Liabilities	209,089	271,542
Working Capital (Deficit)	$(143,862)	$(227,389)

Operating Revenues

During the year ended March 31, 2020 the Company had revenue of $0 compared to $141,120 for the year ended March 31, 2019. The revenue for the year ended March 31, 2019 was for the lease on the 2 grow containers and the extraction container  . As of June 30, 2019, the parties to the D9 lease agreement agreed to terminate the lease, while the Labco lease was in default, resulting in no revenues in 2020. Past revenues are no guarantee the Company will generate future revenues.

Operating Expenses and Net Loss

During the year ended March 31, 2020, the Company was in the business of providing infrastructure assets to licensed producers, processors and retailers engaged in the cannabis industry. Due to the restrictive regulatory and operational challenges the Company faced in that business it was decided to pivot away from cannabis and instead focus on opportunities in the hemp industry. The Company plans to acquire assets such as equipment, real estate and operating entities engaged in hemp related activities and to repurpose its existing assets for use in hemp operations. For these reasons, there has been a change in our operating expense, and net loss.

The net loss for the year ended March 31, 2020 was $485,536  compared to a net loss of $5,434,865 for year ended March 31, 2019 . The primary reason for the decrease in net loss was in 2019 there was a goodwill write off for $4,605,134 as well as a warrant expense  for $597,000  in 2019 which did not appear in 2020.

The net loss for the year ended March 31, 2020 consisted of $100,907 for officer and director  fees, $50,233 for depreciation expense, $69,008 for professional fees, and $45,412 for selling, general and administrative expense. Furthermore, the Company recognized interest expense of $146,078, consisting of $12,500 amortized convertible note discounts, $121,053 of derivative liability expense and $12,527 of regular interest expense, loss on sale of equipment of $39,788 a $50,000 loss on an asset write-off from the sale of its subsidiary,   and other income  of $15,892, of which $9,872 is a gain on derivative liability, and $6,020 from interest on notes receivable.

The net loss for the year ended March 31, 2019 consisted of a $150,000 for officer and director  fees, $597,000 for warrant expense related to the settlement of a securities purchase agreement, $58,811 for depreciation expense, $104,895 for professional fees, and $41,066 for selling, general, and administrative expense . Furthermore, the Company recognized a Goodwill write down of $4,605,134 related to the intangible assets such acquired in 2018 from its purchase of One Labco. Total interest expense of $26,454. The Company also recognized other income of $7,375  as a result of interest on notes receivable  .

Liquidity and Capital Resources

At March 31, 2020, the Company’s cash balance totaled $5,542 compared to $767 at March 31, 2019. The increase is primarily due to additional funds being available at year end.

Other current assets consisted of $7,500 in prepaids compared to $0 at March 31, 2019. The increase is due to the prepayment for consulting and director and officer fees. Deposits consisted of $5,652 compared to $0 at March 31, 2019. The increase is related to canceled travel expenses . Notes receivable , consisted of  $46,533 compared to $43,386 at March 31, 2019 .    Other assets consisted of $26,828 in notes receivable non-current potion compared to $73,975 at March 31, 2019. The decreased is due to payments received on this note.

Additionally, during the three month period ended June 30, 2019, the Company decided to sell the containers to generate capital to finance its own change in focus to extraction. On August 20, 2019, the Company completed the sale of the containers for proceeds of $100,000, recognizing a loss of $39,788.

At March 31, 2020, the Company had total current liabilities  of $209,089  compared with total liabilities of $271,542 at March 31, 2019.  The decrease was due to the Company converting notes payable during the year and a decrease in accrued liabilities  of $138, 945 resulting from the deconsolidation of its subsidiaries Greenlife BotaniX. The accrued liabilities were owed to Brent McMahon, a related party. The gain to the company of the removal of liabilities in the books has been reflected as an increase in Additional Paid in Capital of $201,445 as the transaction was with a related party  controlled by a stockholder in the company, resulting in the effective treatment of the gain as a stockholder contribution.

At March 31, 2020, the Company had a working capital deficit of $143,862  compared to a working capital deficit of $227,389 at March 31, 2019.

Cash Flows

	Year ended March 31, 2020	Year ended March 31, 2019
Cash Flows from (used in) Operating Activities	$(195,225)	$51,784
Cash Flows from (used in) Investing Activities	100,000	(35,000)
Cash Flows from (used in) Financing Activities	100,000	(125,481)
Net Increase (decrease) in Cash during period	$4,775	$(108,697)

There are currently no, known trends, or any known demands, commitments, events or uncertainties that will result in or are likely to result in the Company’s liquidity increasing or decreasing.

We will likely need to raise additional capital to fund the acquisitions on which we have entered into binding terms sheets. We may explore capital raising transactions in the form of debt, equity or both. At this time, we are unable to state how much additional capital we may need. As of the date of this Report, we have no commitment from any investor or investment-banking firm to provide us with any funding. Further, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing. Failure to obtain this additional financing may have a material negative impact on our ability to generate profits on a regular basis in the future.

Upon successfully consummating our planned acquisitions and merging those operations into our own operations, we believe we will generate positive cash flow from our operations. If we are successful in achieving this objective, we do not believe we will need to raise additional capital to execute our business strategy, as we anticipate that the revenue generated from the fully integrated acquisitions will be sufficient to allow us to implement our current business plan. However, there can be no assurance that we will be able to successfully complete any of the contemplated acquisitions. However, if we do not experience a positive impact on our operations from acquisitions we may consummate or if unforeseen developments occur that negatively impact our cash flow, we may need to raise additional capital to execute our business strategy.

The Company’s results of operations have not been affected by inflation and management does not expect inflation to have a material impact on the Company’s operations in the future.

Cash Flows  from Operating Activities

During the year ended March 31, 2020, the Company used $195,225   of cash for operating activities compared to the cash provided of $51,784   for operating activities during the year ended March 31, 2019. The decrease in cash used for operations for the year ended March 31, 2020 was due to the operating loss of $485,536,  depreciation expense of $50,233, amortization of the discount on convertible debt of $12,500 , loss on sale of equipment of $39,788, forgiveness of the Greenlife receivable of $50,000, a decrease of accounts payable of $(17,071), a $44,000 decrease  in other receivables, an increase of $5,652 in deposits  for credits on travel expense, a $7,500 increase in prepaid expense, an increase  of $305 in accounts payable, related party, interest expense of $11,543, accrued interest of $984 and $111,181 of derivative liability.

Cash Flows  from Investing Activities

During the year ended March 31, 2020, the Company’s cash flow from investing activities increased due to the receipt of  $100,000 from the sale of an asset,  compared to $35,000  used to purchase an asset in the period ended March 31, 2019.

Cash Flows  from Financing Activities

During the year ended March 31, 2020, the Company’s net cash received from financing activities was $100,000 from proceeds of borrowing on a convertible note .

During the year ended March 31, 2019 , the Company’s net cash used by financing activities was $125,481. $117,361 was related to an account receivable converted to an interest-bearing  note receivable. Furthermore, a total of $8,120 was recorded for shares returned.

Going Concern

We have not attained profitable operations  and are dependent upon obtaining financing to pursue any extensive acquisitions and activities . For these reasons, as discussed in Note 1 of our notes to the financial statements, our  auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $485,536  for the year ended March 31, 2020 and has an accumulated deficit of $15,610,923 and a working capital deficit of $143,862 as of March 31, 2020. In addition, the Company had $5,542  of cash on hand at year end as well has sustained recurring operating losses. These  conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares  and debt financing in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. A few of these are noted below, but a complete list appears in our notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Our revenue in 2019 represented lease revenue for the grow containers pursuant to the Company's lease with D9 and extraction equipment lease pursuant to the Labco share exchange agreement.  D9 is not a related party. For the year ended March 31, 2020, the Company recorded no revenue.

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

Long-lived assets, which include property, equipment, goodwill and identifiable intangible assets, are reviewed for impairment whenever events or changes in business circumstances indicate impairment may exist. If the Company determines that the carrying value of a long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. If an initial assessment indicates it is more likely than not an impairment may exist, it is evaluated by comparing the unit’s estimated fair value to its carrying value. Fair value is generally estimated using an income approach that discounts estimated future cash flows using discount rates judged by management to be commensurate with the applicable risk. Estimates of future sales, operating results, cash flows and discount rates are subject to changes in the economic environment, including such factors as the general level of market interest rates, expected equity market returns and the volatility of markets served, particularly when recessionary economic circumstances continue for an extended period of time. Management believes the estimates of future cash flows and fair values are reasonable; however, changes in estimates due to variance from assumptions could materially affect the evaluations.

Fixed assets as of March 31, 2020 and 2019, respectively, have not been impaired.

Derivatives

Derivatives are recognized initially at fair value. Subsequent to initial recognition, derivatives are measured at fair value, and changes are therein generally recognized in profit or loss.

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

MOUNTAIN HIGH ACQUISITIONS CORP.

Financial Statements

As of and for the Years  Ended March 31, 2020 and March 31, 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Mountain High Acquisitions Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mountain High Acquisitions Corp. (the "Company") as of March 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a significant accumulated deficit, has negative working capital and has limited cash. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engage to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

We have served as the Company's auditor since 2016.

Lakewood, CO

July 1, 2020

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,542	$767
Prepaids	7,500	—
Deposits	5,652	—
Notes receivable-current	46,533	43,386
TOTAL CURRENT ASSETS	65,227	44,153
OTHER ASSETS
Notes receivable - long term	26,828	73,975
TOTAL OTHER ASSETS	26,828	73,975
FIXED ASSETS (NET)	115,835	305,856
TOTAL ASSETS	$207,890	$423,984

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,473	$21,544
Accounts payable - related party	305	—
Accrued liabilities	—	149,955
Accrued interest	2,474	1,490
Convertible notes payable, net of discounts $0 and $0 as of March 31, 2020 and 2019, respectively.	90,656	98,553
Derivative liability	111,181	—
TOTAL CURRENT LIABILITIES	209,089	271,542

STOCKHOLDERS' EQUITY (DEFICIT):
Series B Preferred stock, $0.0001 par value; 250,000,000 shares authorized, 100,000 and 100,000 shares issued and outstanding as of March 31, 2020 and March 31, 2019 respectively	10	10
Common stock, $0.0001 par value; 500,000,000 shares authorized, 220,685,605 and 203,832,914 shares issued and outstanding as of March 31, 2020 and March 31, 2019 respectively	22,069	20,383
Additional paid in capital	15,587,645	15,257,436
Accumulated (deficit)	(15,610,923)	(15,125,387)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,199)	152,442
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$207,890	$423,984

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
(AUDITED)

	For the Year Ended March 31,
	2020	2019
Operating revenues
Leasing revenue	$—	$141,120
Cost of revenue	—	—
Gross profit	—	141,120

Operating expenses
Depreciation	50,233	58,811
Office and director fees	100,907	150,000
Professional fees	69,008	104,895
Selling, general and administrative expenses	45,412	41,066
Warrant expense	—	597,000
Total operating expenses	265,560	951,772
(Loss) from operations	(265,560)	(810,652)

Other income (expense)
Goodwill write-off	—	(4,605,134)
Loss on sale of equipment	(39,788)	—
Loss on asset write-off	(50,000)	—
Interest expense:
Interest expense	(12,527)	(26,454)
Amortization of convertible debt discounts	(12,500)	—
Derivative liability expense	(121,053)	—
Other income (expense)	6,020	7,375
Gain on derivative liability	9,872	—
Total other income (expense)	(219,976)	(4,624,213)
Net income (loss)	$(485,536)	$(5,434,865)

Net Income (loss) per share-basic and diluted
Continuing operations	(0.00)	(0.04)

Weighted average shares outstanding - basic and diluted	211,827,723	143,712,070

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM MARCH 31, 2017 TO MARCH 31, 2020

	Series B				Additional		Total Shareholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2017	—	—	72,691,389	7,269	5,925,827	(6,338,799)	(405,703)

Shares issued for services rendered	100,000	10	2,570,000	257	328,917	—	329,184

Loss on market value of Preferred shares	—	—	—	—	2,084,300	—	2,084,300

Note payable conversion	—	—	20,947,193	2,095	682,190	—	684,285

Warrants	—	—	—	—	115,100	—	115,100

Convertible Note Payable Beneficial Conversion Feature	—	—	—	—	471,500	—	471,500

Net (loss)	—	—	—	—	—	(3,351,723)	(3,351,723)

Balance March 31, 2018	100,000	$10	96,208,582	$9,621	$9,607,834	$(9,690,522)	(73,057)

Shares issued for services rendered	—	—	80,000	8	6,072	0	6,080

Note payable conversion	—	—	10,099,332	1,010	289,250	0	290,260

Cashless warrants issued	—	—	9,500,000	950	596,050	0	597,000

One Lab Co contribution	—	—	—	—	159,667	—	159,667

One Lab Co purchase	—	—	88,000,000	8,800	4,596,334	—	4,605,134

Shares issued to consultant	—	—	225,000	23	10,321	—	10,344

Shares returned			(280,000)	(28)	(8,092)	—	(8,120)

Net (loss)	—	—	—	—	—	(5,434,865)	(5,434,865)

Balance March 31, 2019	100,000	$10	203,832,914	$20,383	$15,257,436	$(15,125,387)	$152,442

Note payable conversion	—	—	16,852,691	1,686	128,764	—	130,449

Deconsolidation of Greenlife	—	—	—	—	201,445	—	201,445

Net (loss)	—	—	—	—	—	(485,536)	(485,536)

Balance March 31, 2020	100,000	$10	220,685,605	22,069	15,587,645	(15,610,923)	(1,199)

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(AUDITED)

	For the Year ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(485,536)	(5,434,865)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	50,233	58,811
Amortization of discount on convertible note	12,500	—
Goodwill write off	—	4,605,134
Stock for services	—	16,422
Loss on sale of equipment	39,788	—
Loss on asset write-off	50,000	—
Interest expense	11,543	26,454
Warrants expense	—	597,000
Changes in operating assets and liabilities:
(Decrease) in accounts payable	(17,071)	(128,410)
Increase in accounts payable, related party	305
(Increase) in prepaid expenses	(7,500)	—
Increase in derivative liability	111,181	—
(Increase) in accounts receivable	—	150,000
Decrease in other receivables	44,000	22,293
(Increase) in other assets - deposits	(5,652)	—
Increase in accrued interest	984
(Decrease) in accrued liabilities	—	138,945
Net cash provided (used) by operating activities	(195,225)	51,784

CASH FLOWS FROM INVESTING ACTIVITIES
Purchased of fixed assets	—	(35,000)
Proceeds from sale of asset	100,000	—
Net cash provided by investing activities	100,000	(35,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts receivable converted to note receivable	—	(117,361)
Proceeds from shares for services	—	(8,120)
Proceeds from convertible notes	100,000	—
Net cash (used) provided by financing activities	100,000	(125,481)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,775	(108,697)

CASH AND CASH EQUIVALENTS
Beginning of the period	767	109,464
End of the period	$5,542	767
	—
Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Note payable conversions into common stock	$130,449	$—
Goodwill impairment	$—	$4,605,134
Interest paid	$—	$—

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

The Company plans to acquire assets such as equipment, real estate and operating entities engaged in hemp related activities and to repurpose its existing assets for use in hemp operations.   As discussed below, the Company has acquired a company (GPS) engaged in the formulation, manufacturing, branding, fulfillment and distribution of hemp-derived CBD products at its cGMP, FDA-registered facility in Santa Ana, California. GPS's continually expanding product offering is sold directly to consumers online as well as through wholesale partners (both online and brick and mortar stores) under its retail brand name, Zen Drops. The product offering includes tinctures, salves, gummies, transdermal patches and oral thin films.

On May 22, 2016 the Company completed the acquisition of Greenlife Botanix ("Greenlife") a Colorado corporation. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares were valued at the market value on the date of issuance, $0.23, for a total consideration of $2,300,000. The amount paid for Greenlife was recorded as Goodwill due to the start up nature of Greenlife and the minimal net assets of Greenlife at the time of acquisition. Subsequent to the purchase of Greenlife the Company executed a rescission agreement with Freedom Seed and Feed, "FSF", which prevented Greenlife from becoming a fully integrated cosmetic company. Due to the rescission of FSF and the remarketing of the Greenlife product line the Company evaluated the book value of the asset and elected to impair the goodwill value of Greenlife and expensed the $2,300,000 book value in the year ended March 31, 2017.

On  March 31, 2020, the Company sold its 100% interest in GreenLife to Evolution Equities Corporation, a Nevada Corporation for the sum of $1.00. At the time of the sale, GreenLife had no assets and had liabilities in the amount of $201,445. Of the liabilities that were in GreenLife, $138,945 were owed to Brent McMahon, a related party. The gain on deconsolidation  has been reflected as an increase in Additional Paid in Capital of $201,445 as the transaction was with a related party  controlled by a stockholder in the company, resulting in the effective treatment of the gain as a stockholder contribution. The company assesses its joint ventures and partnerships at inception to determine if any meet the qualifications of a variable interest entity ("VIE") in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation." If a joint venture or partnership is a VIE and the company is the primary beneficiary, the joint venture or partnership is fully consolidated. Management has determined GreenLife does not meet the definition of a business under ASC 805 and is therefore not subject to VIE guidance and should remain deconsolidated after the sale date. Furthermore, the Company forgave the balance of $50,000 due from Greenlife on the transaction date, resulting in at $50,000 loss.

In May 2017, the Company formed MYHI-AZ , an Arizona Corporation to acquire equipment to service the growing cannabis industry. In September 2017, the Company entered into a consulting agreement with D9 Manufacturing, "D9," to provide D9 customers with infrastructure equipment. Also, in September 2017, MYHI-AZ purchased 2 intermodal grow containers from D9 to be used in a grow operation in Arizona. MYHI-AZ leased the grow containers to D9 for 3 years with the right to extend the lease for an additional 2 years. The lease began August 15, 2017. The lease provided for a monthly lease rate of $20,000 a month and required advance payment for operating supplies and expenses. The monthly lease rate was recorded as Revenue and an Account Receivable while the advances were recorded as Other Receivable. The monthly lease payments were to commence on harvesting of the first crop. The containers were planted in October 2017 with an expected harvest in January 2018. The initial grow operation encountered a power failure which ultimately resulted in the loss of the crop. The loss of this crop resulted in a deferral of collection of the lease rental payments and the operating cost payments. The power failure highlighted electrical issues with the facility where the containers were being used and improvements to the containers that could be made. The container improvements and facility power requirement issue took a few months to resolve.

Effective June 5, 2018, MYHI-AZ and D9 agreed to convert the current amount due under the operating lease, representing $150,000 in lease payments and $22,294 in operating expenses, into a $135,000 note payable, (the "Note"), with a term of 3 years and interest rate of 7% per annum, and to capitalize $35,000 for improvements to the containers. The first payment on the Note was due October 3, 2018. The Parties also agreed to terminate the current lease effective March 31, 2018 and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000 per month beginning November 1, 2018. This replacement lease was terminated on March 31, 2019 as D9 was unable to successfully complete a harvest. due to the ongoing power problems and a shift in the focus of their company to extraction only. The Note however remains in full force and effect. During the three month period ended June 30, 2019, the Company decided to sell the containers to generate capital to finance its own change in focus to extraction. On August 20, 2019, the Company completed the sale of the containers for proceeds of $100,000 (see note 5).

On August 18, 2018, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Alchemy Capital LLC (“Alchemy”) pursuant to which Alchemy, the sole shareholder of One Lab Co (“Labco ”), a Nevada Corporation agreed to exchange 100% of the capital stock of Labco for 88,000,000 restricted shares of the Company (the “MYHI Shares”). The Exchange Agreement called for the issuance of 20,000,000 MYHI Shares at Closing and 68,000,000 MYHI Shares after certain equipment under order by Labco at the time (the “Equipment”) was delivered pursuant to a Lease Agreement (the “Lease”) between Labco and Workforce Labor Solutions, LLC (“the Lessee”). The Equipment consists of a state-of-the-art intermodal extraction laboratory, engineered and designed specifically for processing cannabis. The Lease calls for monthly payments of $25,000 and has a five year term commencing November 1, 2018 with an option to renew for a second five year term. As of March 31, 2020, the Lessee was in arrears on the lease. The Company has been in constant discussion with the Lessee regarding this delinquency but has been unable to come to a resolution of the matter. The Company intends to terminate the lease agreement immediately and to relocate the equipment at the earliest opportunity.

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

 On May 8, 2020, Mountain High Acquisitions Corp, (“MYHI”) and Trilogy Capital LLC ("Trilogy") entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which MYHI agreed to purchase from Trilogy all of the capital stock of GPS Associates, Inc., a Delaware corporation ("GPS") in exchange (the "Exchange") for 215,250,000 restricted shares of MYHI (the “MYHI Shares"). Dr. Judy Pham is the sole member and manager of Trilogy. Dr Pham is also the sole member and manager of Alchemy Capital, LLC ("Alchemy") which owns

53,727,273 shares of the MYHI's Common Stock  .

GPS is a California based company engaged in the formulation, manufacturing, branding, fulfillment and distribution of hemp-derived CBD products at its cGMP, FDA-registered facility in Santa Ana, California. GPS's team of professionals includes physiologists, chemists, herbalists and botanists committed to combining high-quality organic CBD with synergistic organic, raw herbs to produce pure, premium consumer products. All products manufactured by GPS are tested at independent, third party laboratories to prove potency and purity.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $485,536 for the year ended March 31, 2020 and has an accumulated deficit of $15,610,923 and a working capital deficit of $143,862 as of March 31, 2020. In addition, the Company had $5,542  of cash on hand at year end as well has sustained recurring operating losses. These  conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The accompanying consolidated financial statements have been presented in United States Dollars ($ or “USD”). The fiscal year end is March 31.

Principles of Consolidation

The accounts of the Company and its wholly–owned subsidiaries MYHI-AZ and One Lab Co are included in the accompanying consolidated financial statements. All intercompany balances and transactions were eliminated on consolidation.

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

Fair Value of Financial Instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides a hierarchy for inputs used in measuring fair value that prioritize the use of observable inputs over the use of unobservable inputs, when such observable inputs are available. The three levels of inputs that may be used to measure fair value are as follows:

● Level 1 - Quoted prices in active markets for identical assets or liabilities.

● Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data.

● Level 3 - Fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including assumptions and judgments made by the Company.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observable inputs may result in a reclassification of assets and liabilities within the three levels of the hierarchy outlined above.

The carrying amounts of certain financial instruments, such as cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities.

Concentrations

For the years ended March 31, 2020 and 2019, one customer accounted for nil% and 100%, respectively, of the Company’s revenues.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less . Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2020 and 2019, the Company had $0 and $0 in excess of the FDIC insured limit, respectively.

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

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Our revenue in 2019 represented lease revenue for the grow containers pursuant to the Company's lease with D9 and the extraction equipment lease pursuant to the Labco share exchange agreement.  D9 is not a related party. For the year ended March 31, 2020, the Company recorded no revenue.

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

Long-lived assets, which include property, equipment, goodwill and identifiable intangible assets, are reviewed for impairment whenever events or changes in business circumstances indicate impairment may exist. If the Company determines that the carrying value of a long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. If an initial assessment indicates it is more likely than not an impairment may exist, it is evaluated by comparing the unit’s estimated fair value to its carrying value. Fair value is generally estimated using an income approach that discounts estimated future cash flows using discount rates judged by management to be commensurate with the applicable risk. Estimates of future sales, operating results, cash flows and discount rates are subject to changes in the economic environment, including such factors as the general level of market interest rates, expected equity market returns and the volatility of markets served, particularly when recessionary economic circumstances continue for an extended period of time. Management believes the estimates of future cash flows and fair values are reasonable; however, changes in estimates due to variance from assumptions could materially affect the evaluations.

Fixed assets as of March 31, 2020 and 2019, respectively, have not been impaired.

Intangible Assets

The Company accounts for intangibles in accordance with ASC 350, Intangibles -Goodwill and Other. The Company evaluates intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of intangibles is tested by comparing the carrying amount to the fair value. The fair values are estimated using undiscounted projected net cash flows. If the carrying amount exceeds its fair value, intangibles are considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluates the impairment of intangibles as of the end of each fiscal year or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include:

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations. The open tax years are 2012, 2013, 2014, 2015, 2016, 2017, 2018 and 2019.

The Company has no tax positions at March 31, 2020 or March 31, 2019, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

As of March 31, 2020, the Company evaluated the collectability of the note and believes the balance of $73,361 is collectible. D9 is current in its required Note payments.

Note 4 – Prepaids

Prepaids as of March 31, 2020 and 2019, were $7,500 and $0, respectively. These include a $5,000 prepayment to our director and officer for future services, and $2,500 for outside consultant.

Note 5 – Fixed Assets

Fixed assets consist of the following at March 31, 2020 and 2019, respectively:

	For the year ended March 31, 2020	For the year ended March 31, 2019
Extraction Equipment	$159,667	$159,667
Grow Equipment	—	235,000
Total cost	$159,667	$394,667
Less: Accumulated depreciation and amortization	(43,832)	(88,811)
Total	$115,835	$305,856

Total depreciation expense for the years ended March 31, 2020 and 2019 was $50,233 and $58,811, respectively.

Loss on Sale of Equipment

During the three-month period ended June 30, 2019, the Company decided to sell the grow containers with a carrying value of $139,788, to generate capital to finance its own change in focus to extraction. On August 20, 2019, the Company completed the sale of the containers for proceeds of $100,000, recognizing a loss on sale of equipment of $39,788.

Note 6 – Accrued liabilities

As of March 31, 2020 and 2019 , total accrued liabilities consisted of $0 and $149,955, respectively.

As of March 31, 2020 and 2019, a total of $0 and $138,945, respectively was related to a liability due to Brent McMahon, a 24% shareholder of the Company  , for Greenlife BotaniX, (“Greenlife”) selling and administrative expenses paid by him  between 2015 and 2017. In addition, as of March 31, 2020 and 2019, a total of $0 and $12,500, respectively was related to Greenlife office lease expenses.

On March 31, 2020, the Company sold its 100% interest in GreenLife to Evolution Equities Corporation, a Nevada Corporation for the sum of $1.00. At the time of the sale, GreenLife had no assets and had liabilities in the amount of $201,445. Of the liabilities that were in GreenLife, $138,945 were owed to Brent McMahon, a related party. Management has determined that Greenlife does not meet the definition of a business per ASC 805 and was not a Variable Interest Entity (VIE). The gain to the company of the removal of liabilities in the books has been reflected as an increase in Additional Paid in Capital of $201,445 as the transaction was with a related party. The company assesses its joint ventures and partnerships at inception to determine if any meet the qualifications of a variable interest entity ("VIE") in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation." If a joint venture or partnership is a VIE and the company is the primary beneficiary, the joint venture or partnership is fully consolidated. Management has determined GreenLife does not meet this test.

Note 7 – Equity

Preferred Stock

The Company has 250,000,000 shares of Series B preferred stock with a par value of $0.0001 per share.

On June 9, 2017, the Company authorized up to 200,000 shares of Series B stock issuable. The shares have liquidation preference as well as 20:1 voting rights. The stated value of the shares are $0.75 per share and are redeemable by the Company, at the Company’s option, at any point after June 9, 2020 with 30 days notice for the $0.75 per share. The shares are convertible by the Holder at $0.075 per share at any point up until the day before they are redeemed.

On June 12, 2017, the Company issued 100,000 shares of Series B Convertible Preferred stock, par value $0.0001, to an outside consulting firm for consulting services, valued at $109,700, which was recorded as consulting fees in the three months ended June 30, 2017. Due to the super voting provision of the Series B Convertible Preferred stock the Company recorded a loss on valuation of the shares of $2,084,300, the equivalent of 20,000,000 shares less the associated consulting expense of $109,700.

These are the only shares of Series B Preferred Stock outstanding as of March 31, 2020 and 2019.

Common Stock

Effective June 12, 2017, the Company increased its authorized shares of common stock to 500,000,000 shares with a par value of $0.0001 per share.

During the year ended March 31, 2020, the Company converted $130,449 of convertible notes into 16,852,691 shares of common stock.

Note 8 - Notes Payable

On April 24, 2019, the Company entered in a convertible note payable in the amount of $112,500. The Company recorded discounts of  $2,500 of debt offering costs and an original issue discount of $10,000 on issuance. During the year ended March 31, 2020, the Company fully amortized these discounts, resulting in $12,500 of interest expense.

The Company determined there to be an embedded derivative liability  present per the criteria of ASC 815, which requires the elements of the instrument to be bifurcated. The note had conversion provisions allowing the holder to convert the note into shares of the Company at a discount, as described in the table below. The Company recorded a derivative liability of $121,053 which was calculated at issuance (April 24, 2019) based on the amount the note could be converted into at that time, over and above the note payable.

At  March 31, 2020 the balance on the outstanding convertible note payable with interest accrued in the amount of $93,130 net of $0 discounts.

As of March 31, 2020, the value of the derivative liability  was $111,181, and the company reduced the derivative liability by $9,872 by recognizing a gain on the reduction in other income section of the income statement.

 Further details of the outstanding convertible note  as of March 31, 2020 are as follows:

Note holder	St George Investments LLC
Original principal amount	$112,500
Debt Offering Costs	$ (2,500)
Original Issue Discount	$ (10,000)
Net proceeds to the Company	$ 100,000
Term	12 months
Interest rate	10% computed on the basis of a 360 day year comprised of twelve thirty month days, compounded daily
Security	Not secured
Prepayment rights	The Company had the right to prepay the Note with five trading days notice at 125% of the outstanding balance
Conversion rights	On notice, the Note holder had the right to convert all or a portion of the outstanding balance of the Note into common shares of the Company at a rate of 65% of the average of the 2 lowest closing bid prices in the 20 trading days preceding the notice. Should the company not be, or stop being DTC / DWAC eligible, the discount rate will increase by 5 % for each instance.

Interest expense  for this note for the year ending March 31, 2020 and 2019 was $10,630 and $0.  Accrued interest for this note for the year ending March 31, 2020 and 2019 was $2,474 and $0.

Outstanding balances on convertible notes as of March 31, 2020 and 2019 were  $93,130 and $98,553.   Furthermore, total outstanding derivative liability on the convertible notes as of March 31, 2020 and 2019 were $111,181 and $0. Subsequently on April 23, 2020 the convertible note, with then-outstanding principal of $93,130 and accrued interest of $2,474 was settled and paid in full.

In addition, on January 23, 2017, the Company took out a note of $10,000, at 5% interest with a third party. On January 17, 2020, the Company converted all then-outstanding principal of $10,000 and accrued interest of $1,490 into 383,059 shares of the Company’s common stock. This note had a balance at March 31, 2020 and 2019, respectively, of $0 and $11,092. Accrued interest as of March 31, 2020 and 2019 was $0 and $1,011.

On January 23, 2018, the Company took out a note of $335,000, at 10% interest with a third party. A total of 18,129,731 shares of the Company’s common stock was issued to settle the note from 2018 to 2019. This loan had a balance as of March 31, 2020 and 2019, respectively, of $0 and $87,461.  Accrued interest as of March 31, 2020 and 2019 was $0 and $479.

Accrued interest as of March 31, 2020 and 2019 was $2,474 and $1,490.

Note 9 - Related Party Transactions

Effective April 1, 2017, Alan Smith assigned his consulting agreements and all future amounts due under the agreements to Evolution Equities Corp, "Evolution". Evolution is a related party due to Mr. Smith's 100%   ownership  interest and positions in the company. Evolution was paid $100,907 for the year ended March 31, 2020 and $90,000 for the year ended March 31, 2019. As of March 31, 2020 and 2019, the amount owed to Evolution was $305  and $0, this amount is included in Accounts Payable and is non-interest bearing and due on demand. Additionally, the Company has retained KWPR Group, “KWPR”, a public relations company to assist with web site maintenance, press release preparation and social network posts. KWPR is a related party as the owner Kelly Wood is wife to the CEO Mr. Alan Smith. As of March 31, 2020, and 2019 the total fees paid to KWPR were  $30,000  and $0  . Additionally, as of March 31, 2020 and 2019, prepaids due to the director and officer and outside consultant were $7,500 and $0, respectively. These include a $5,000 prepayment to our director and officer for future services, and $2,500 for outside consultant.

On March 31, 2020, the Company sold its 100% interest in GreenLife to Evolution Equities Corporation  , an entity owned and controlled by Mr. Smith,  for the sum of $1.00. At the time of the sale, GreenLife had no assets and had liabilities in the amount of $201,445. Of the liabilities that were in GreenLife, $138,945 were owed to Brent McMahon, a related party. The gain on deconsolidation  has been reflected as an increase in Additional Paid in Capital of $201,445 as the transaction was with a related party    controlled by a stockholder in the company, resulting in the effective treatment of the gain as a stockholder contribution. The company assesses its joint ventures and partnerships at inception to determine if any meet the qualifications of a variable interest entity ("VIE") in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation." If a joint venture or partnership is a VIE and the company is the primary beneficiary, the joint venture or partnership is fully consolidated. Management has determined GreenLife does not meet does not meet the definition of a business under ASC 805 and is therefore not subject to VIE guidance and should remain deconsolidated after the sale date. Furthermore, the Company forgave the balance of $50,000 due from Greenlife on the transaction date, resulting in a $50,000 loss.

Note 10 – Officer and Director fees

During the year ended  March 31, 2020 and 2019, respectively, the total officer  and director fees paid were $100,907 and $90,000 to the Company’s CEO and Director.    Additionally, as of March 31, 2019 a total of $60,000 was paid to the former CFO and Director of the Company, but there were no amounts paid to the former CFO and director during  the period ending March 31, 2020. There were no amounts accrued and unpaid as of March 31, 2020 or 2019, respectively.

Note 11 – Commitments and Contingencies

As of March 31, 2020, and 2019 and for the fiscal years then ended, the Company identified no material commitments and contingencies requiring disclosure or adjustment to the financial statements.

Note 12 – Income Taxes

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

The Company had  federal net operating loss carryforwards as of March 31, 2020 and 2019 of approximately $5,871,365 and $5,434,865 expiring in various years  through 2040. The tax benefit of these net operating losses has been offset by a full allowance for realization. The use of the net operating loss carryfowards may be limited due to a change in control.

The Company’s effective tax rate differs from the high statutory rate for the year ended March 31, 2020  and 2019, due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	$21.0%
State taxes, net of federal tax benefit	5.0%
Valuation allowance	(26.0)%
Effective income tax rate	$0.0%

The corporate tax rate in Arizona is 6.98% and the corporate tax rate in Colorado is 4.63%. Were the Company to have income in both locations, there would be offsetting deductions, thus the Company does not believe we would pay the full tax rate in both locations. Management is continuing to monitor the state taxes (as well as Federal) to insure we are utilizing the best strategies to keep our effect tax rate as low as legally possible.

As of March 31, 2020 , the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$1,526,555
Less: valuation allowance	(1,526,555)
Net deferred tax assets	$—

As of March 31, 2019 , the components of these temporary differences and the deferred tax asset were as follows:

Deferred Tax assets:
Net operating loss carryforward	$1,413,065
Less: valuation allowance	(1,413,065)
Net deferred tax assets	$—

The following tables set forth the components of deferred income taxes as of March 31, 2020 and 2019:

	March 31, 2020	March 31 2019
Deferred tax assets:
Bad debt allowance	$—	—
Accrued expenses	—	—
Share based compensation accruals	—	—
Net operating loss carryforwards	5,871,365	5,434,865
Unrealized losses	0	0
Total deferred tax assets	5,871,365	5,434,865
Less: valuation allowance	(5,871,365)	(5,434,865)
Net deferred tax assets	$—	—

Deferred tax liabilities:
Prepaid expenses	$—	—
Fixed assets	—	—
Goodwill and intangible assets	—	—
Unrealized gains	—	—
Total deferred tax liabilities	—	—
Less: valuation allowance	(—)	(—)
Net deferred tax liabilities	$—	—

Total deferred tax assets, net	$—	—

Note 13 – Subsequent Events

On  April 23, 2020, the Company entered into a Securities Purchase Agreement with Trilogy  Capital, LLC pursuant to which the Company agreed to issue 11,750,000 of its restricted common shares (the “MYHI Shares”) to Trilogy and Trilogy agreed to purchase the MYHI Shares for $94,000. The proceeds from the sale of the MYHI Shares were used to pay the outstanding obligations of the Company under a Convertible Promissory Note dated April 24, 2019 issued to St. George Investments, LLC, which totaled  $90,656 of principal and $2,474 of accrued interest as of April 23, 2020.

Share Exchange Agreement

On  May 8, 2020, The Company and Trilogy entered into an Exchange Agreement pursuant to which the Company agreed to purchase from Trilogy all of the capital stock of GPS Associates, Inc., a Delaware corporation ("GPS") in exchange for 215,250,000 restricted shares of the Company (the “MYHI Shares"). Dr. Judy Pham is the sole member and manager of Trilogy. Dr Pham is also the sole member and manager of Alchemy Capital LLC ("Alchemy") which owns 53,727,273 shares of the Company's Common Stock. The audited financial statements of GPS consisting of balance sheets as of December 31, 2019 and 2018 and for the applicable interim periods and the related statements of operations, stockholders equity and cash flows for the years and interim periods then ended together with proforma financial statements consisting of proforma unaudited combined balance sheets as of December 31, 2019 and interim period and unaudited proforma combined statement of operations for the year ended December 31, 2019 and interim period will be filed pursuant to the rules according to the Current Report on the from 8-K announcing this transaction.

As of the date of the Exchange Agreement, May 8, 2020, based on the closing price, the 215,250,000 shares issued were valued at $1,650,000.

On May 13, 2020, the Exchange was consummated.

As an interim step to assure the acquisition of GPS by MYHI, pursuant to an Exchange Agreement dated as April 10, 2020 between Trilogy and the shareholders of GPS (the "GPS/Trilogy Transaction"), Trilogy purchased all of the capital stock of GPS for $300,000 and 5,000,000 shares of the common stock of MYHI (subject to adjustment based on the future value of the MYHI shares and the EBITDA of GPS). The 5,000,000 shares were to be delivered to the GPS shareholders upon the consummation of the Exchange referred to in Item 1.01. Subsequent to the closing of the GPS/Trilogy Transaction, Trilogy provided financing to GPS for the acquisition of equipment and the purchase of raw material inventories. Among other things, the financing enabled GPS to increase its revenues from the sale of hand sanitizers as discussed below under "Description of GPS" which in turn increased the valuation of GPS used by MYHI in its purchase of GPS.

Description of GPS

GPS is a California based company engaged in the formulation, manufacturing, branding, fulfillment and distribution of hemp-derived CBD products at its cGMP, FDA-registered facility in Santa Ana, California. GPS's team of professionals includes physiologists, chemists, herbalists and botanists committed to combining high-quality organic CBD with synergistic organic, raw herbs to produce pure, premium consumer products. All products manufactured by GPS are tested at independent, third party laboratories to prove potency and purity.

GPS's continually expanding product offering is sold directly to consumers online as well as through wholesale partners (both online and brick and mortar stores) under its retail brand name, Zen Drops. The product offering includes tinctures, salves, gummies, transdermal patches and oral thin films.

However, GPS's primary focus is manufacturing products for its white label clients nationwide. In this regard, GPS acts as a contract manufacturer. The labeling is with the client company's logo and branding and sold through the client's channels to its customers.

The GPS product development team blends organic raw herbs with CBD isolate and CBD distillate extracted from organically grown hemp to ensure safety, potency and purity. Also, the graphic design team creates logos, labels and other marketing assets to assist its white-label clients, the objective being to provide the client’s CBD brand with maximum visual impact in the market.

Once a white label client has approved the custom formulation and branded art work developed by GPS, the client’s new CBD product goes into production at GPS’s facility. All batches come with a certificate of analysis of the cannabinoid breakdown from a third-party testing facility. After testing, the products are bottled, capped, sealed and labeled with the client’s custom labels. The entire order is then packed and shipped to the white label client.

To meet the demand created by the Coronavirus pandemic, GPS has expanded its operations to produce medical grade, alcohol-based hand sanitizer - proven to be 99.9% effective against germs. Additional production and bottling equipment has been acquired to rapidly expand GPS’s manufacturing capacity for this product line. The hand sanitizer line is formulated to include powerful botanical constituents such as red thyme oil, which has exceptional antiviral, antimicrobial and antiseptic properties .

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any additional material subsequent events to disclose in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of March 31, 2020, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of March 31, 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Director(s) and Executive Officer(s)

The following table sets forth the name(s) and age(s) of our current director(s) and executive officer(s):

Name	Age	Position(s) Held	Date of Appointment	Other Public Company Directorships Held

Alan Smith	69	President, Chief Executive Officer, Treasurer, Secretary and Director	March 5, 2014	Altair International Corporation
Raymond Watt	44	Director	August 18, 2018	None

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

Background and Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Mr. Alan Smith – During the past five years, Alan Smith, has provided independent financial consulting services to a variety of startup and development stage companies in the technology, resource and consumer products sectors as President and CEO of Evolution Equities Corporation. These services have included corporate reorganizations and restructuring, the development of internal systems and controls and assistance with financing in both the private and public markets. He has also been an active investor in startup ventures while managing his own personal equity portfolio. Mr. Smith is a Chartered Professional Accountant (retired) and has provided audit, tax and financial consulting services to a wide variety of small to medium sized companies during his 36 year career. During this period, Mr. Smith became known for his proficiency in negotiating highly advantageous acquisitions, reorganizing operations, improving efficiencies, and establishing financial controls. The primary focus of Mr. Smith’s career however, has been the successful restructuring of companies in transition and leading the development of business plans to assist them in procurement of short to medium term financing, many through public offerings. Mr. Smith obtained his Chartered Accountant designation in 1978 from the Institute of Chartered Accountants of Ontario. He was also a member of the Institute of Chartered Accountants of British Columbia from 1980 until his retirement in 1999. Additionally, Mr. Smith earned an MBA in 1975 from Queen’s University at Kingston, Ontario and a Bachelor of Applied Science (Civil Engineering) in 1973, also from Queen’s University.

Mr. Raymond Watt – During the past five years, Mr. Watt has successfully started and sold numerous technology companies and has a 20-year plus experience in both Software Development and Enterprise System Outsourcing. Previously, Mr. Watt served as the Chief Technical Officer of EOH Oracle Services, a group within the largest Information Technology firm listed on the South African Stock Exchange. He has served on the board of Braingear AG, a medical-device focused biotech company, as well as GRI Bio, a San Diego based pharmaceutical company. Mr. Watt received his B.Sc. in Computer Science from NorthWest University and an MBA in Information technology from Bond University in Australia. Mr. Watt is an active member of the Coastal San Diego chapter of the Young Presidents Organization (YPO), and currently serves as their Chapter Chair.

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

Code of Ethics

The Company has not adopted a Code of Ethics because the Company has only two directors, one of whom also serves as sole executive officer of the Company. The Board of Directors chose not to reduce to writing standards designed to deter wrongdoing and promote honest and ethical conduct as they believe that the Company’s very small size and the limited number of personnel who are responsible for its operations make a formal Code of Ethics unnecessary.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended March 31, 2020 and March 31, 2019:

Summary Compensation Table
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation in Earnings ($)	All Other Compensation ($)	Total ($)
Alan Smith – President, CEO, , Treasurer, and Director (1)	2020	$0	$0	$0	$0	$0	$0	$100,907(3)	$100,907
	2019	$0	$0	$0	$0	$0	$0	$90,0000 (3)	$90,000

Richard Stifel-CFO, Secretary and Director (2)	2020	$0	$0	$0	$0	$0	$0	$0	$0
	2019	$0	$0	$0	$0	$0	$0	$60,000 (4)	$60,000

(1) Mr. Smith was appointed as the Company’s sole Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director on March 5, 2014.

(2) Mr. Stifel was appointed as the Company's Chief Financial Officer, Secretary and a Director on October 1, 2014. Mr. Stifel resigned from all positions with the Company on November 30, 2018.

(3) Mr. Smith’s compensation was paid in cash directly to his wholly owned company Evolution Equities Corporation.

(4) Mr. Stifel’s compensation was paid in cash directly to his wholly owned company RGS Resources LLC.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company . The Board of Directors has not currently approved any agreements which would call for a payout or termination benefits on any of these items.

Outstanding Equity Awards at Fiscal Year-End

No officer(s) or director(s) of the Company received any equity awards, or holds exercisable or non-exercisable options, as of the year ended March 31, 2020.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for director(s) or executive officer(s).

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 31, 2020, by: (i) each of our director(s); (ii) each of our named executive officer(s); and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2) (%)
Alan Smith (3) 6501 E Greenway Pkwy #103-412 Scottsdale, AZ 85254	Common	10,962,017	5.38%
Dr Judy Pham (4) 578 Washington Blvd Ste 578 Marina Del Rey, CA 90292	Common	53,727,273	26.36%
All Officers and Directors as a Group (2)	Common	10,962,017	5.38%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 220,685,606 issued and outstanding shares of our Common Stock as of March 31, 2020.

(3)	Alan Smith, an officer and director, owns 10,962,017 shares of our Common Stock.

(4)	Dr. Judy Pham is the sole Member of Alchemy Capital LLC which in turn owns 53,727,273 shares of our Common Stock.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

None of the director(s) or executive officer(s) of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company except as noted below.

Subsequent to March 31, 2020, the Company entered into a Securities Purchase Agreement pursuant to which the Company agreed to issue 11,750,000 restricted shares to Trilogy Capital LLC for $94,000. The proceeds from the sale of the Shares were used to pay off the outstanding Convertible Promissory Note dated April 24, 2019 issued to St. George Investments, LLC.

Additionally, the Company entered into an Exchange Agreement with Trilogy Capital LLC, in which the Company agreed to purchase from Trilogy all of the capital stock of GPS Associates, Inc. (GPS), in exchange for 215,250,000 shares in the Company. Dr. Judy Pham is the sole member and manager of Trilogy. The Company and its Board of Directors believed it was in its best interest to acquire GPS in order to increase its revenues and cash flow.. The Board determined the purchase price based on negotiations with the Seller, inclusive of the terms available for the sale.

Dr. Pham is the sole member of Alchemy Capital, LLC which owns 53,727,273 shares  of the Company’s common stock . As a result of these issuance, through her ownership in Trilogy and Alchemy now beneficially owns 249,727,273shares representing % of the outstanding shares of common stock in the Company .

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

x       disclosing such transactions in reports where required;

x       disclosing in any and all filings with the SEC, where required;

x       obtaining disinterested directors’ consent; and

x       obtaining shareholder consent where required.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company has selected BF Borgers CPA PC as our principal auditor. We do not anticipate they will be present at the next stockholder’s meeting. The fees shown below reflect the fees billed to us by BF Borgers CPA PC during the respective periods.

	Year Ended March 31, 2020	Year Ended March 31, 2019
Audit fees	$31,320	$32,940
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$31,320	$32,940

Audit Fees

During the fiscal year ended March 31, 2020, we incurred approximately $31,320 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended March 31, 2020.

During the fiscal year ended March 31, 2019, we incurred approximately $32,940 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended March 31, 2019.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended March 31, 2020 and 2019 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) were $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended March 31, 2020 and 2019 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended March 31, 2020 and 2019 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $31,320 and $32,940, respectively.

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit of a company’s financial statements included in the annual report on Form 10-K, for the review of a company’s financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements; “tax fees” are fees for tax compliance, tax advice, and tax planning; and “all other fees” are fees for any services not included in the first three categories.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. We do not currently have an Independent Audit Committee. Our Board of Directors approved all services that our independent accountants provided to us in the past two fiscal years.

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

Dated: July 2, 2020

/s/ Alan Smith

By: Alan Smith

Its: President, CEO, CFO, Secretary, Treasure and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: July 2, 2020

/s/ Alan Smith

Alan Smith

Its: President, CEO, CFO, Secretary, Treasurer and Director

