Form 10-Q
period 2020-06-30
Mountain High Acquisitions Corp.
filed 2021-08-16
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MOUNTAIN HIGH ACQUISITIONS CORP.

(Exact name of registrant as specified in its charter)

Colorado	333-175825	27-3515499
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
4350 Executive Drive, Suite 200 San Diego, CA 92121
(Address of principal executive offices)
(760) 413-3927
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2021 there were 220,302,547 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED JUNE 30, 2020

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	March 31, 2020
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,154	$5,542
Prepaids	5,000	7,500
Deposits	—	5,652
Notes receivable-current	47,341	46,533
TOTAL CURRENT ASSETS	55,495	65,227
OTHER ASSETS
Notes receivable - long term	18,467	26,828
TOTAL OTHER ASSETS	18,467	26,828
FIXED ASSETS (NET)	107,873	115,835
TOTAL ASSETS	$181,836	$207,890

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$44,369	$4,473
Accounts payable - related party	326	305
Accrued liabilities - related party	427	—
Accrued interest	—	2,474
Notes payable - related party	50,000	—
Convertible notes payable, net of discounts $0 and $0 as of June 30, 2020 and March 31, 2020, respectively	—	90,656
Derivative Liability	—	111,181
TOTAL CURRENT LIABILITIES	95,122	209,089

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, 100,000 and 100,000 shares issued and outstanding as of June 30, 2020 and March 31, 2020 respectively	10	10
Common stock, $0.0001 par value; 500,000,000 shares authorized, 232,435,605 and 220,685,605 shares issued and outstanding as of June 30, 2020 and March 31, 2020 respectively	23,244	22,069
Additional paid in capital	15,680,470	15,587,645
Accumulated (deficit)	(15,617,010)	(15,610,923)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	86,714	(1,199)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$181,836	$207,890

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months ended
	June 30,
	2020	2019
Operating expenses
Depreciation	7,961	19,711
Officer and director fees	33,379	22,500
Professional fees	47,817	33,643
Selling, general and administrative expenses	27,846	11,085
Total operating expenses	117,003	86,939
(Loss) from operations	(117,003)	(86,939)

Other income (expense)
Interest Expense:
Amortization of convertible debt discounts	—	(12,500)
Interest Expense	(1,050)	(3,135)
Gain on derivative liability	111,181	—
Other income (expense)	785	1,327
Total other income (expense)	110,916	(14,308)
Net income (loss)	(6,087)	$(101,247)

Net Income (loss) per share-basic
Continuing operations	(0.00)	(0.00)

Net Income (loss) per share-diluted
Continuing operations	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	229,336,705	207,314,117

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance March 31, 2020	100,000	$10	220,685,605	22,069	15,587,645	(15,610,923)	(1,199)
Share purchase agreement	—	$—	11,750,000	$1,175	$92,825	$—	$94,000
Net (loss)						$(6,087)	$(6,087)
Balance June 30, 2020	100,000	$10	232,435,605	23,244	15,680,470	(15,617,010)	86,714

Balance March 31, 2019	100,000	$10	203,832,914	$20,383	$15,257,436	$(15,125,387)	$152,442
Note payable conversion	—	—	4,686,780	469	64,531	—	65,001
Net (loss)	—	—	—	—	—	(101,247)	(101,247)
Balance June 30, 2019	100,000	$10	208,519,694	$20,852	$15,321,967	$(15,226,634)	$116,196

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,087)	(101,247)
Adjustment to reconcile net loss to net Cash used in operating activities:
Depreciation and amortization	7,962	19,711
Original issue discount	—	12,500
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	39,895	(17,412)
(Increase)/decrease in accounts payable related party	21	—
(Increase)/decrease in accrued liability related party	427
Decrease in derivative liability	(111,181)	—
Change in prepaid	2,500	—
Decrease in other assets - deposits	5,652	—
Change in other receivables	7,553	11,179
Increase/(decrease) in accrued liabilities	—	—
Interest expense	870	3,135
Net cash provided (used) by operating activities	(52,388)	(72,134)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Assets	—	—
Deposit on sale of equipment	—	50,000
Net cash provided by investing activities	—	50,000

CASH FLOWS FROM FINANCING ACTIVITIES
Note conversions	—	—
Proceeds from notes payable	50,000	—
Proceeds from borrowings	—	100,000
Net cash (used) provided by financing activities	50,000	100,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,388)	77,866

CASH AND CASH EQUIVALENTS
Beginning of the period	5,542	767
End of the period	$3,154	78,633

Supplemental disclosures of cash flow information
Taxes paid	—	$—
Interest paid	—	$—

The accompanying notes are an integral part of these consolidated financial statements

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Prior to January 1, 2020, the Company was in the business of providing infrastructure assets to licensed producers, processors and retailers engaged in the cannabis industry. Due to the restrictive regulatory and operational challenges the Company faced in that business it was decided to pivot entirely away from cannabis and instead focus on opportunities in the Personal protective equipment industry.

On May 22, 2016, the Company completed the acquisition of Greenlife Botanix ("Greenlife") a Colorado corporation. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares were valued at the market value on the date of issuance, $0.23, for a total consideration of $2,300,000. The amount paid for Greenlife was recorded as Goodwill due to the start up nature of Greenlife and the minimal net assets of Greenlife at the time of acquisition. Subsequent to the purchase of Greenlife the Company executed a rescission agreement with Freedom Seed and Feed, "FSF", which prevented Greenlife from becoming a fully integrated cosmetic company. Due to the rescission of FSF and the remarketing of the Greenlife product line the Company evaluated the book value of the asset and elected to impair the goodwill value of Greenlife and expensed the $2,300,000 book value in the year ended March 31, 2017.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $6,087 for the three months ended June 30, 2020 and has an accumulated deficit of $15,617,010. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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

Fair Value of Financial Instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides a hierarchy for inputs used in measuring fair value that prioritize the use of observable inputs over the use of unobservable inputs, when such observable inputs are available. The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•	Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data.
•	Level 3 - Fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including assumptions and judgments made by the Company.

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

Concentrations

For the quarter ended June 30, 2020 and 2019, one customer accounted for nil% and 100%, respectively, of the Company’s revenues.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2020 and March 31, 2020, the Company had $0 and $0 in excess of the FDIC insured limit, respectively.

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

Revenue represents lease revenue for the grow containers pursuant to the Company's lease with D9 and extraction equipment lease pursuant to the Labco share exchange agreement. For the three months ended June 30, 2020 the Company recorded no revenue.

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

Fixed assets as of June 30, 2020, have not been impaired.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations. The open tax years are 2013, 2014, 2015, 2016, 2017, 2018 and 2019.

The Company has no tax positions at June 30, 2020 and 2019, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

As of June 30, 2020, the Company evaluated the collectability of the note and believes the balance of $65,808 is collectible. D9 is current in its required Note payments.

Note 4 – Prepaids

Prepaids as of June 30, 2020 and March 31, 2020, were $5,000 and $0, respectively. These include a $5,000 prepayment to our director and officer for future services.

Note 5 – Fixed Assets

Fixed assets consist of the following at June 30, 2020:

Extraction Equipment	$159,667
Less: accumulated depreciation and amortization	(51,793)
Total	$107,873

Total depreciation expense for the three months ended June 30, 2020 and 2019 was $7,961 and $19,711, respectively.

Note 6 – Accrued liabilities

As of June 30, 2020, total accrued liabilities consisted of $427.

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

These are the only shares of Series B Preferred Stock outstanding as of June 30, 2020 and March 31, 2020.

Common Stock

During the three months ended June 30, 2020, the Company issued 11,750,000 shares of common stock for total proceeds of $94,000.

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

On April 24, 2020, the convertible note payable with interest accrued in the amount of $94,000 was settled and paid in full.

As of June 30, 2020, the value of the derivative liability  was $111,181, and the company recognized a gain on the settlement in other income section of the income statement.

On April 13, 2020, the Company had an outstanding note payable of $50,000 due to Trilogy Capital, LLC. The note accrues 4% interest monthly and is due October 13, 2020.

Note 9 - Related Party Transactions

Effective April 1, 2017, Alan Smith assigned his consulting agreements and all future amounts due under the agreements to Evolution Equities Corp, "Evolution". Evolution is a related party due to Mr. Smith's ownership interest and positions in the company. Evolution was paid $33,379 for the three months ended June 30, 2020. Additionally, the Company has retained KWPR Group, “KWPR”, a public relations company to assist with web site maintenance, press release preparation and social network posts. KWPR is a related party as the owner Kelly Wood is wife to the CEO Mr. Alan Smith. As of June 30, 2020, the total fees paid to KWPR was $7,500.

Note 10 – Officer fees

As of June 30, 2020, total officer fees paid were $33,379 to the Company’s CEO and Director.

Note 11 – Commitments and Contingencies

None

Note 12 – Subsequent Events

On September 8, 2020, Alan Smith resigned as a member of the Board of Directors of the Company and as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company, together with any positions with any subsidiary of the Company. There were no disagreements between the Company and Mr. Smith relative to his resignation. On September 9, 2020 Raymond Watt assumed the position of Chief Executive Officer and President of the company.

On March 8, 2021, the Company entered into an Exchange Agreement with David and Gwen Aquino

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

Effective May 17, 2021, Mountain High Acquisitions Corp, (the “Company”), GPS Associates, Inc. (“GPS”) and Trilogy Capital (Trilogy”) entered into a Rescission Agreement (the “Rescission Agreement”) pursuant to which the parties thereto agreed to rescind and cancel that certain Exchange Agreement dated May 8,2020. Pursuant to the Rescission Agreement Trilogy surrendered or caused the surrender for cancellation of the Company Shares, and the Company returned to Trilogy and/or its designee the GPS Shares. The Rescission Agreement was entered into because the books and records of GPS were so deficient that the Company was unable to generate financial statements of GPS with the result that the Company in turn was unable to comply with its reporting obligations under the Securities Exchange Act of 1934 and became delinquent in its filings with the Securities and Exchange Commission. Under the Exchange Agreement, Trilogy agreed to convert an aggregate amount of $194,000 representing advances to the Company by Trilogy into 19,400,000 restricted shares (the “Conversion Shares”).

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

RESULTS OF OPERATIONS

Working Capital

As of June 30, 2020
Total Current Assets	$55,495
Total Current Liabilities	(95,122)
Working Capital (Deficit)	$(39,627)

Cash Flows

Three months Ended June 30, 2020
Cash Flows from (used in) Operating Activities	$(52,388)
Cash Flows from (used in) Investing Activities	—
Cash Flows from (used in) Financing Activities	50,000
Net Increase (decrease) in Cash during period	$(2,388)

Operating Revenues

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

During the three months ended June 30, 2020, the Company recorded no revenue compared to $86,875 revenue for the three months ended June 30, 2019. The revenue in the three months ended June 30, 2020 was for lease revenue.

Operating Expenses and Net Loss

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

In prior years, the Company was in the business of providing infrastructure assets to licensed producers, processors and retailers engaged in the cannabis industry. Due to the restrictive regulatory and operational challenges the Company faced in that business it was decided to pivot away from cannabis and instead focus on opportunities in the hemp industry. The Company plans to acquire assets such as equipment, real estate and operating entities engaged in hemp related activities and to repurpose its existing assets for use in hemp operations. For these reasons, there has been a change in our operating expense, and net loss.

The net loss for the three months ended June 30, 2020, was $6,087, compared to a net loss of $101,247 for the three months ended June 30, 2019. The primary reason for the decrease in net loss was in 2019 the Company had incurred higher operating expenses.

The net loss for the three months ended June 30, 2020 consisted of $33,379 director fees, $7,961 for depreciation expense, $47,817 for professional fees, and $27,846 for selling, general and administrative expense. Furthermore, the Company recognized interest expense of $1,050, a gain of $111,181 of derivative liability and other income of $785.

The net loss for the three months ended June 30, 2019 consisted of depreciation of $19,711, director fees of $22,500, professional fees of $33,643 and $11,085 for selling general and administrative expense. Furthermore, interest expense of $3,135, debt discount expense of $12,500 offset by other income of $1,327.

Liquidity and Capital Resources

At June 30, 2020, the Company’s cash balance and total assets were $3,154 and $181,836, respectively.

At June 30, 2020, the Company had total liabilities of $95,122, consisting of $44,369 in accounts payable, $326 in accounts payable related party, $427 in related party accrued liabilities, and $50,000 in notes payable, related party.

As at June 30, 2020, the Company had a working capital deficit of $39,627.

Cashflow used in Operating Activities

During the three-month period ended June 30, 2020, the Company used $52,388 of cash for Operating Activities compared to cash used for operating activities of $72,134 for the three months ended June 30, 2019.

Cash used for operations for the three-month period ended June 30, 2020 were our loss of $6,087 offset by depreciation of $7,962, an increase in account payable of $39,895, a decrease in accounts payable related party of $21, a decrease of $427 in accrued liability related party, a decrease of $111,181 in derivative liability, increase in other receivables of $7,553, a decrease of $2,500 in prepaids, a decrease of $5,652 in deposits and interest expense of $870.

Cash used for operations for the three-month period ended June 30, 2019, were our loss of $101,247 offset by depreciation of $19,711, and $12,500 in original issued discount, a decrease in account payable of $17,412, an increase in other receivables of $11,179, an increase in interest expense of $3,315.

Cashflow used in Investing Activities

Cash provided by investing activities was $0 compared to $50,0000 for the three months ended June 30, 2019.

Cashflow from Financing Activities

During the three-month period ended June 30, 2020, the Company obtained $0 of cash in financing activities compared to cash used by financing activities of $50,000 for the three months ended June 30, 2019.

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

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of June 30, 2020, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2020, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a–14(c) and 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN HIGH ACQUISITIONS CORP.

Dated: August 13, 2021	/s/ Raymond Watt
By: Raymond Watt, Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer)

