Form 10-Q
period 2020-09-30
Mountain High Acquisitions Corp.
filed 2021-09-02
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of August 31, 2021 there were 220,302,547 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED SEPTEMBER 30, 2020

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

3

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2020	2020
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,045	$5,542
Prepaids	5,000	7,500
Deposits	—	5,652
Notes receivable-current	43,521	46,533
TOTAL CURRENT ASSETS	49,566	65,227
OTHER ASSETS
Notes receivable - long term	18,467	26,828
TOTAL OTHER ASSETS	18,467	26,828
FIXED ASSETS (NET)	99,792	115,835
TOTAL ASSETS	$167,825	$207,890

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$45,297	$4,473
Accounts payable - related party	—	305
Accrued liabilities	—	2,474
Accrued liabilities - related party	936	—
Due to related party	65,000	—
Notes payable - related party	50,000	—
Convertible notes payable, net of discounts $0 and $0 as of September 30, 2020 and March 31, 2020, respectively	—	90,656
Derivative liability	—	111,181
TOTAL CURRENT LIABILITIES	161,233	209,089

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, 100,000 and 100,000 shares issued and outstanding as of September 30, 2020 and March 31, 2020 respectively	10	10
Common stock, $0.0001 par value; 500,000,000 shares authorized, 246,935,605 and 220,685,605 shares issued and outstanding as of September 30, 2020 and March 31, 2020 respectively	24,694	22,069
Shares reserved	(290,000)	—
Additional paid in capital	15,969,020	15,587,645
Accumulated equity (deficit)	(15,697,132)	(15,610,923)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	6,592	(1,199)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$167,825	$207,890

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months ended		For the Six Months ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Expenses:
Depreciation	8,082	14,512	16,043	34,223
Officer and director fees	10,845	22,500	44,224	45,000
Professional fees	55,000	12,202	102,817	45,845
Selling, general and administrative expenses	6,035	10,559	33,881	21,644
Total operating expenses	79,962	59,773	196,965	146,712
(Loss) from operations	(79,962)	(59,773)	(196,965)	(146,712)

Other income (expense):
Interest expense
Amortization of convertible debt discounts	—	—	—	(12,500)
Interest expense	(509)	(3,580)	(1,559)	(6,715)
Gain on derivative liability	—	—	111,181	—
Other income (expense)	348	1,754	1,133	3,081
Loss on sale of equipment	—	(39,788)	—	(39,788)
Net income (loss)	$(80,122)	$(101,387)	$(86,209)	$(202,634)

Net Income (loss) per share-basic
Continuing operations	(0.00)	(0.00)	(0.00)	(0.00)

Net Income (loss) per share-diluted
Continuing operations	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	232,435,606	204,035,425	230,894,622	208,020,902

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Series B Preferred Stock		Common Stock		Reserved Shares for	Reserved Shares for	Additional Paid-in	Accumulated	Shareholders' Equity
	Shares	Amount	Shares	Amount	Acquisition	Acquisition	Capital	Deficit	(Deficit)
Balance June 30, 2020	100,000	$10	246,935,605	$24,694	215,250,000	$(290,000)	$15,969,020	$(15,617,010)	$86,714
Net (loss)								$(80,122)	$(80,122)
Balance September 30, 2020	100,000	$10	246,935,605	$24,694	215,250,000	$(290,000)	$15,969,020	$(15,697,132)	$6,592

Balance June 30, 2019	100,000	$10	208,519,694	$20,852	—	$—	$15,321,968	$(15,226,634)	$116,196
Note payable conversion	—	—	3,685,687	368	—	—	23,588	—	23,956
Net (loss)	—	—	—	—	—	—	—	(101,387)	(101,387)
Balance September 30, 2019	100,000	$10	212,205,381	$21,221	—	$—	$15,345,556	$(15,328,021)	$38,766

Balance March 31, 2020	100,000	$10	220,685,605	$22,069	—	$—	$15,587,645	$(15,610,923)	$(1,199)
Share purchase agreement	—	$—	11,750,000	$1,175	—	$—	$92,825	$—	$94,000
GPS Acquisition	—	—	14,500,000	1,450	—	(290,000)	288,550	—	—
Shares reserved for GPS acquisition	—	—	—	—	215,250,000	—	—	—	—
Net (loss)	—	$—	—	—	—	—	—	(86,209)	(86,209)
Balance September 30, 2020	100,000	$10	246,935,605	$24,694	215,250,000	$(290,000)	$15,969,020	$(15,697,132)	$6,592

Balance March 31, 2019	100,000	$10	203,832,915	22,384	—	—	15,257,436	(15,125,388)	152,442
Share purchase agreement	—	$—	8,372,466	$837	—	$—	$88,120	$—	$88,957
Net (loss)	—	—	0	—	—	—	—	(202,634)	(202,634)
Balance September 30, 2019	100,000	$10	212,205,381	$23,221	—	$—	$15,345,556	$(15,328,021)	$38,766

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(86,209)	(202,634)
Adjustment to reconcile net loss to net Cash used in operating activities:
Depreciation and amortization	16,043	34,224
Original issue discount	—	12,500
Loss on sale of equipment	—	39,788
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	40,824	(17,231)
(Increase)/decrease in accounts payable related party	(305)	—
(Increase)/decrease in accrued liability related party	936	—
Change in due to related party	65,000	—
Decrease in derivative liability	(111,181)	—
Change in prepaid	2,500	—
Decrease in other assets - deposits	5,652	—
Change in other receivables	11,373	21,929
Interest expense	870	6,715
Net cash provided (used) by operating activities	(54,497)	(104,709)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of asset	—	100,000
Proceeds from loan payable - related party	50,000	—
Net cash provided by investing activities	50,000	100,000

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts receivable converted to note receivable	—	—
Note conversions	—	—
Proceeds from shares for services	—	—
Proceeds from borrowings	—	100,000
Net cash (used) provided by financing activities	—	100,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,497)	95,291

CASH AND CASH EQUIVALENTS
Beginning of the period	5,542	767
End of the period	$1,045	96,058

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

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

On May 22, 2016, the Company completed the acquisition of Greenlife Botanix ("Greenlife") a Colorado corporation. The Company issued 10,000,000 restricted shares of its common stock to the shareholders of Greenlife in exchange for their 100% interest in Greenlife. The shares were valued at the market value on the date of issuance, $0.23, for a total consideration of $2,300,000. The amount paid for Greenlife was recorded as Goodwill due to the startup nature of Greenlife and the minimal net assets of Greenlife at the time of acquisition. Subsequent to the purchase of Greenlife the Company executed a rescission agreement with Freedom Seed and Feed, "FSF", which prevented Greenlife from becoming a fully integrated cosmetic company. Due to the rescission of FSF and the remarketing of the Greenlife product line the Company evaluated the book value of the asset and elected to impair the goodwill value of Greenlife and expensed the $2,300,000 book value in the year ended March 31, 2017.

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

In May 2017, the Company formed MYHI-AZ, an Arizona Corporation to acquire equipment to service the growing cannabis industry. In September 2017, the Company entered into a consulting agreement with D9 Manufacturing, "D9," to provide D9 customers with infrastructure equipment. Also, in September 2017, MYHI-AZ purchased 2 intermodal grow containers from D9 to be used in a grow operation in Arizona. MYHI-AZ leased the grow containers to D9 for 3 years with the right to extend the lease for an additional 2 years. The lease began August 15, 2017. The lease provided for a monthly lease rate of $20,000 a month and required advance payment for operating supplies and expenses. The monthly lease rate was recorded as Revenue and an Account Receivable while the advances were recorded as Other Receivable. The monthly lease payments were to commence on harvesting of the first crop. The containers were planted in October 2017 with an expected harvest in January 2018. The initial grow operation encountered a power failure which ultimately resulted in the loss of the crop. The loss of this crop resulted in a deferral of collection of the lease rental payments and the operating cost payments. The power failure highlighted electrical issues with the facility where the containers were being used and improvements to the containers that could be made. The container improvements and facility power requirement issue took a few months to resolve.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $86,209 for the six months ended September 30, 2020, and has an accumulated deficit of $15,697,132. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. On September 30, 2020, and March 31, 2020, the Company had $0 and $0 in excess of the FDIC insured limit, respectively.

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

Revenue represents lease revenue for the grow containers pursuant to the Company's lease with D9 and extraction equipment lease pursuant to the Labco share exchange agreement. For the six months ended September 30, 2020 the Company recorded no revenue.

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

Fixed assets as of September 30, 2020, have not been impaired.

Intangible Assets

The Company accounts for intangibles in accordance with ASC 350, Intangible-Goodwill and Other. The Company evaluates intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of intangibles is tested by comparing the carrying amount to the fair value. The fair values are estimated using undiscounted projected net cash flows. If the carrying amount exceeds its fair value, intangibles are considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company evaluates the impairment of intangibles as of the end of each fiscal year or whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. These circumstances include:

●	a significant decrease in the market value of an asset;
●	a significant adverse change in the extent or manner in which an asset is used; or
●	an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.

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

The Company has no tax positions on September 30, 2020 and 2019, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

In addition, and in anticipation of the resolution of the power issues at the grow facility, the Parties agreed to terminate the current lease effective March 31, 2018, and replace it with a new lease beginning July 1, 2018 with lease payments of $5,000 per month beginning November 1, 2018. This replacement lease was terminated on March 31, 2019, as D9 was unable to successfully complete a harvest due to the ongoing power problems and a shift in the focus of their company to extraction only. The Note however remained in full force and effect.

As of September 30, 2020, D9 had defaulted in making payments to the Company. The Company will evaluate the collectability of the note during the next period and will determine if the receivable should be written off.

Note 4 – Prepaids

Prepaids as of September 30, 2020 and March 31, 2020, were $5,000 and $0, respectively. These include a $5,000 prepayment to our director and officer for future services.

Note 5 – Fixed Assets

Fixed assets consist of the following at September 30, 2020:

Extraction Equipment	$159,667
Less: accumulated depreciation and amortization	(59,875)
Total	$99,792

Total depreciation expense for the six months ended September 30, 2020 and 2019 was $16,403 and $34,223, respectively.

Note 6 – Accrued liabilities

As of September 30, 2020 and 2019 total accrued liabilities consisted of $0 and $2,474, respectively.

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

These are the only shares of Series B Preferred Stock outstanding as of September 30, 2020 and March 31, 2020.

Common Stock

On May 13, 2020, the Company intended to acquire GPS Associates, Inc. (“GPS”) from Trilogy Capital, LLC, for an aggregated of 215,250,000 restricted shares of MYHI common stock for $1,650,000 (valuation given to GPS at the time). The Company, however, was never able to get an audit completed of GPS Associates, Inc., because the books and records of GPS were so deficient that the Company was unable to generate financial statements of GPS with the result that the Company in turn was unable to comply with its reporting obligations under the Securities Exchange Act of 1934 and became delinquent in its filings with the Securities and Exchange Commission.

For these reasons and to ensure the financials of the Company are not misleading, the Company will record the 215,250,000 shares on its Statement of Stockholders Equity as Reserved - Shares Outstanding for failed Acquisition at no value. These shares will then be returned and canceled in the subsequent year upon the rescission agreement on May 17, 2021 (see subsequent note).

In addition to the rescission of the GPS acquisition, the Company agreed to issue a total of 14,500,000 shares to Trilogy in settlement for various advances made to the Company between September 2020 and March 2021 ($145,000 total advances). As of September 30, 2020. the Company has recorded these shares at a price of $290,000 ($0.02/share fair market value at time of settlement), as these shares are the “cost” associated with the Company entering into this agreement. Upon the agreement being rescinded, the Company will write off the debts due to the related party as indicated ($145,000) and will recognize a loss on the failed acquisition of $145,000 (see subsequent note).

During the six months ended September 30, 2020, the Company issued 11,750,000 shares of common stock for total proceeds of $94,000.

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

As of September 30, 2020, the value of the derivative liability was $111,181, and the company recognized a gain on the settlement in other income section of the income statement.

Note 9 - Related Party Transactions

On April 13, 2020, the Company had an outstanding note payable of $50,000 and $936 in accrued interest due to Trilogy Capital, LLC. The note accrues 4% interest monthly and is due October 13, 2020.

As of September 30, 2020, the Company owed one shareholder $15,000 in advances used for operating expenses.

On September 4, 2020, the Company received $50,000 from GPS in advances used for operating expense.

Note 10 – Officer fees

As of September 30, 2020, total officer fees paid were $33,379 to the Company’s CEO and Director. On September 8, 2020, Alan Smith resigned as a member of the Board of Directors of the Company and as of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company, together with any positions with any subsidiary of the Company. There were no disagreements between the Company and Mr. Smith relative to his resignation.

Note 11 – Commitments and Contingencies

None.

Note 12 – Subsequent Events

On May 8, 2020, Mountain High Acquisitions Corp, (“MYHI”) and Trilogy Capital LLC ("Trilogy") entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which MYHI agreed to purchase from Trilogy all of the capital stock of GPS Associates, Inc. (the “GPS Shares”), a Delaware corporation ("GPS") in exchange (the "Exchange") for 215,250,000 restricted shares of MYHI (the “MYHI Shares"). Dr. Judy Pham is the sole member and manager of Trilogy. Dr Pham is also the sole member and manager of Alchemy Capital, LLC ("Alchemy") which owns 53,727,273 shares of the MYHI's Common Stock.

Effective May 17, 2021, Mountain High Acquisitions Corp, (the “Company”), GPS Associates, Inc. (“GPS”) and Trilogy Capital (Trilogy”) entered into a Rescission Agreement (the “Rescission Agreement”) pursuant to which the parties thereto agreed to rescind and cancel that certain Exchange Agreement dated May 13, 2020. Pursuant to the Rescission Agreement Trilogy surrendered or caused the surrender for cancellation of the MYHI Shares, and the Company returned to Trilogy and/or its designee the GPS Shares. The Rescission Agreement was entered into because the books and records of GPS were so deficient that the Company was unable to generate financial statements of GPS with the result that the Company in turn was unable to comply with its reporting obligations under the Securities Exchange Act of 1934 and became delinquent in its filings with the Securities and Exchange Commission. Under the Exchange Agreement, Trilogy agreed to convert an aggregate amount of $145,000 representing advances to the Company by Trilogy into 14,500,000 restricted shares (the “Conversion Shares”).

Thus, the financial statements included herein reflect the financial statements of Mountain High Acquisitions Corp as if the transaction had never occurred.  Under AU 560.08, the Company has determined that the reflection of the acquisition of Trilogy (inclusive of the corresponding shares being issued) would be misleading to the historical financial statements of the Company.

On March 8, 2021, the Company entered into an Exchange Agreement with David and Gwen Aquino David Aquino and Gwen Aquino (collectively,the"Shareholders"), pursuant to which MYHI agreed to purchase from the Shareholders all of the capital stock of Kafkaford Holdings, Inc., a California corporation dba Certain Supply ("CS") in exchange (the "Exchange") for 48,076,923 restricted shares of MYHI (the “MYHI Shares"). A portion of the MYHI Shares are subject to forfeiture in the event that the Employment Agreement referenced below is terminated by David Aquino without good reason or by MYHI for cause.

In connection with the Exchange, MYHI entered into an Employment Agreement with David Aquino (the “Employment Agreement”) pursuant to which MYHI agreed to employ Mr. Aquino as its Chief Operating Officer and President of CS. The term of employment is for two years from March 8, 2021 provided that the term will be extended for successive one-year terms unless either party provides written notice at least sixty days prior to the end of the applicable period of employment. Mr. Aquino is to receive (a) a base salary of $180,000 per annum (the Base Salary”) which Base Salary will be subject to an increase to $360,000 at the first instance the average of the closing prices of MYHI shares over a consecutive seven trading day period exceeds $0.25; (b) a signing bonus of $100,000 within 45 days from the closing; (c) an annual bonus on the first anniversary of closing of $180,000 to be paid in restricted shares of MYHI common stock, and on the second and subsequent anniversaries, $360,000 in restricted shares of MYHI Common Stock if the average of the closing prices for the consecutive seven trading days immediately prior to the end of such twelve month period exceeds $0.25; and (d) an annual performance bonus of 4,000,000 restricted shares if (x)on the first anniversary of the closing, the average of the closing prices for the consecutive seven tradings immediately preceeding such date is at least $0.25, and (y) on the second and subsequent anniversaries, the average of the closing prices for the consecutive seven trading days immediately preceeding the applicable anniversary date exceeds $0.35.

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

RESULTS OF OPERATIONS

Working Capital

As of September 30, 2020
Total Current Assets	$49,566
Total Current Liabilities	(161,233)
Working Capital (Deficit)	$(111,667)

Cash Flows

Six months Ended September 30, 2020
Cash Flows from (used in) Operating Activities	$(54,497)
Cash Flows from (used in) Investing Activities	—
Cash Flows from (used in) Financing Activities	50,000
Net Increase (decrease) in Cash during period	$(4,497)

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Operating Revenues

During the three and six months ended September 30, 2020 and 2019, the Company recorded no revenue.

Operating Expenses and Net Loss

In prior years, the Company was in the business of providing infrastructure assets to licensed producers, processors and retailers engaged in the cannabis industry. Due to the restrictive regulatory and operational challenges the Company faced in that business it was decided to pivot away from cannabis and instead focus on opportunities in the Personal Protective Equipment industry. For these reasons, there has been a change in our operating expense, and net loss.

Operating expenses for the three months ended September 30, 2020, was $79,962, compared to operating expenses of $59,773 for the three months ended September 30, 2019 representing an increase of 34%. The primary reason for the increase in operating expenses is the increase in professional fees the Company incurred.

Other expenses for the three months ended September 30, 2020 totaled $161, compared to other expenses of $41,614 during the three months ended September 30, 2019. The decrease was primarily the result of the loss on sale of equipment in 2019.

As a result, we incurred a net loss attributable to our stockholders of $80,122, or $0.00 per share, for the three months ended September 30, 2020, compared to a net loss attributable to our stockholders of $101,387, or $0.00 per share, during the three months ended September 30, 2019.

Six Months Ended September 30, 2020 Compared to Six Months Ended September 30, 2019

Operating expenses for the six months ended September 30, 2020, was $196,965, compared to operating expenses of $146,712 for the six months ended September 30, 2019 representing an increase of 34%. The primary reason for the increase in operating expenses is the increase in professional fees the Company incurred.

Other income (expenses) for the six months ended September 30, 2020 totaled $110,755 in other income, compared to other expenses of $55,922 during the six months ended September 30, 2019. The increase in other income was primarily the result of the gain on derivative liability being recognized in 2020.

As a result, we incurred a net loss attributable to our stockholders of $86,209, or $0.00 per share, for the six months ended September 30, 2020, compared to a net loss attributable to our stockholders of $202,634, or $0.00 per share, during the six months ended September 30, 2019.

Liquidity and Capital Resources

At September 30, 2020, the Company’s cash balance and total assets were $1,045 and $5,542, respectively.

At September 30, 2020, the Company had total liabilities of $161,233, consisting of $45,297 in accounts payable, $936 in related party accrued liabilities, $65,000 in due to related party and $50,000 in notes payable, related party.

As at September 30, 2020, the Company had a working capital deficit of $111,667

Cashflow used in Operating Activities

During the six month period ended September 30, 2020, the Company used $54,497 of cash for Operating Activities compared to cash used for operating activities of $104,709 for the six months ended September 30, 2019.

Net cash used in operating activities totaled $54,497 for the six months ended September 30, 2020, compared to net cash used of $104,709 during the six months ended September 30, 2019 representing an decrease in cash used of $50,212. Net cash provided by investing activities totaled $50,000 for the six months ended September 30, 2020, compared to net cash provided of $100,000 during the six months ended September 30, 2019 representing a decrease in cash used of $50,000. Net cash provided by financing activities totaled $0 for the six months ended September 30, 2020, compared to $100,000 during the six months ended September 30, 2019 representing a decrease in cash provided of $100,000.

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

Our primary sources of liquidity have been derived through proceeds from the (i) issuance of debt and (ii) sales of our equity. Our ability to continue as a going concern is dependent upon our capability to generate cash flows from operations and successfully raise new capital through debt issuances and sales of our equity. We believe that we will be successful in the execution of our initiatives, but there can be no assurance. We have no plans for any significant cash acquisitions in the foreseeable future.

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

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of September 30, 2020, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2020, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: September 2, 2021

/s/ Raymond Watt

By: Raymond Watt, Chief Executive Officer and Chief Financial Officer

(Principal Financial Officer)

