Form 10-Q
period 2020-12-31
Mountain High Acquisitions Corp.
filed 2021-09-14
CIK 1507181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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
(760) 402-5105
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

As of September 10, 2021 there were 220,302,547  shares of the registrant’s $0.0001 par value common stock issued and outstanding.

MOUNTAIN HIGH ACQUISITIONS CORP.

QUARTERLY REPORT

PERIOD ENDED DECEBER 31, 2020

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

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2020	2020
		(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,445	$5,542
Prepaids	5,000	7,500
Deposits	—	5,652
Notes receivable-current	—	46,533
TOTAL CURRENT ASSETS	7,445	65,227
OTHER ASSETS
Notes receivable - long term	—	26,828
TOTAL OTHER ASSETS	—	26,828
FIXED ASSETS (NET)	91,808	115,835
TOTAL ASSETS	$99,253	$207,890

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$26,197	$4,473
Accounts payable - related party	39,000	305
Accrued liabilities	—	2,474
Accrued liabilities - related party	1,449	—
Due to related party	15,000	—
Notes payable - related party	125,000	—
Convertible notes payable, net of discounts $0 and $0 as of December 31, 2020 and March 31, 2020, respectively	—	90,656
Derivative liability	—	111,181
TOTAL CURRENT LIABILITIES	206,647	209,089

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 250,000,000 shares authorized, 100,000 and 100,000 shares issued and outstanding as of December 31, 2020 and March 31, 2020 respectively	10	10
Common stock, $0.0001 par value; 500,000,000 shares authorized, 246,935,605 and 220,685,605 shares issued and outstanding as of December 31, 2020 and March 31, 2020 respectively	24,694	22,069
Shares reserved	(290,000)	—
Additional paid in capital	15,969,020	15,587,645
Accumulated equity (deficit)	(15,811,118)	(15,610,923)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(107,394)	(1,199)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$99,253	$207,890

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months ended		For the Nine Months ended
	December 31,		December 31,
	2020	2019	2020	2019
Operating Expenses:
Depreciation	7,984	8,049	24,027	42,272
Officer and director fees	—	22,500	44,224	67,500
Professional fees	43,320	9,535	146,136	55,380
Selling, general and administrative expenses	181	11,135	34,062	32,779
Total operating expenses	51,485	51,219	248,449	197,931
(Loss) from operations	(51,485)	(51,219)	(248,449)	(197,931)

Other income (expense):
Interest expense
Amortization of convertible debt discounts	—	—	—	(12,500)
Interest expense	(513)	(3,314)	(2,072)	(10,029)
Gain on derivative liability	—	—	111,181	—
Other income (expense)	—	1,566	1,133	4,647
Loss on asset write off	(61,988)	—	(61,988)	—
Loss on sale of equipment	—	—	—	(39,788)
Net income (loss)	$(113,986)	$(52,967)	$(200,195)	$(255,601)

Net Income (loss) per share-basic
Continuing operations	(0.00)	(0.00)	(0.00)	(0.00)

Net Income (loss) per share-diluted
Continuing operations	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	232,435,606	212,205,380	231,410,151	209,420,801

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

									Total
	Series B Preferred Stock		Common Stock		Reserved Shares for	Reserved Shares for	Additional Paid-in	Accumulated	Shareholders' Equity
	Shares	Amount	Shares	Amount	Acquisition	Acquisition	Capital	Deficit	(Deficit)
Balance September 30, 2020	100,000	$10	246,935,605	$24,694	215,250,000	$(290,000)	$15,969,020	$(15,697,132)	$6,592
Net (loss)								$(113,986)	$(113,986)
Balance December 31, 2020	100,000	$10	246,935,605	$24,694	215,250,000	$(290,000)	$15,969,020	$(15,811,118)	$(107,394)

Balance September 30, 2019	100,000	$10	212,205,381	$21,221	—	$—	$15,345,556	$(15,328,021)	$38,766
Net (loss)	—	—	—	—	—	—	—	(52,967)	(52,967)
Balance December 31, 2019	100,000	$10	212,205,381	$21,222	—	$—	$15,345,556	$(15,380,988)	$(14,201)

Balance March 31, 2020	100,000	$10	220,685,605	$22,069	—	$—	$15,587,645	$(15,610,923)	$(1,199)
Share purchase agreement	—	$—	11,750,000	$1,175	—	$—	$92,825	$—	$94,000
GPS Acquisition	—	—	14,500,000	1,450	—	(290,000)	288,550	—	—
Shares reserved for GPS acquisition	—	—	—	—	215,250,000	—	—	—	—
Net (loss)	—	$—	—	—	—	—	—	(200,195)	(200,195)
Balance December 31, 2020	100,000	$10	246,935,605	$24,694	215,250,000	$(290,000)	$15,969,020	$(15,811,118)	$(107,394)

Balance March 31, 2019	100,000	$10	203,832,915	20,384	—	—	15,257,436	(15,125,387)	152,442
Share purchase agreement	—	$—	8,372,466	$837	—	$—	$88,120	$—	$88,957
Net (loss)	—	—	—	—	—	—	—	(255,601)	(255,601)
Balance December 31, 2019	100,000	$10	212,205,381	$21,221	—	$—	$15,345,556	$(15,380,988)	$(14,201)

The accompanying notes are an integral part of these consolidated financial statements

MOUNTAIN HIGH ACQUISITIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(200,195)	(255,601)
Adjustment to reconcile net loss to net
Cash used in operating activities:
Depreciation and amortization	24,027	42,272
Original issue discount	—	12,500
Loss on asset write off	61,988	—
Loss on sale of equipment		39,788
Changes in operating assets and liabilities:
Increase/(decrease) in accounts payable	21,725	(21,039)
(Increase)/decrease in accounts payable related party	38,695	—
(Increase)/decrease in accrued liability related party	1,449	—
Change in due to related party	15,000	—
Decrease in derivative liability	(111,181)	—
Change in prepaid	2,500	—
Decrease in other assets - deposits	5,652	—
Change in other receivables	11,373	32,869
Interest expense	870	10,030
Net cash provided (used) by operating activities	(128,097)	(139,181)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of asset	—	100,000
Proceeds from loan payable - related party	125,000	—
Net cash provided by investing activities	125,000	100,000

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts receivable converted to note receivable	—	—
Note conversions	—	—
Proceeds from shares for services	—	—
Proceeds from borrowings	—	100,000
Net cash (used) provided by financing activities	—	100,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,097)	60,819

CASH AND CASH EQUIVALENTS
Beginning of the period	5,542	767
End of the period	$2,445	61,586

Supplemental disclosures of cash flow information
Taxes paid	$—	$—
Interest paid	$—	$—

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred a net loss of $200,195 for the nine months ended December 31, 2020, and has an accumulated deficit of $15,811,118. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management plans to continue to raise capital to fund the Company’s operations and believes that it can continue to raise equity or debt financing to support its operations until the Company is able to generate positive cash flow from operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. On December 31, 2020, and March 31, 2020, the Company had $0 and $0 in excess of the FDIC insured limit, respectively.

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

Revenue represents lease revenue for the grow containers pursuant to the Company's lease with D9 and extraction equipment lease pursuant to the Labco share exchange agreement. For the nine months ended December 31, 2020 the Company recorded no revenue.

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

Fixed assets as of December 31, 2020, have not been impaired.

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

The Company has no tax positions on December 31, 2020 and 2019, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

As of December 31, 2020, D9 had defaulted in making payments to the Company at which the Company determine it would be in the best interest to write off the note effective immediately. The loss of $61,988 has been recognized as a loss on asset write off.

Note 4 – Prepaids

Prepaids as of December 31, 2020 and March 31, 2020, were $5,000 and $0, respectively. These include a $5,000 prepayment to our director and officer for future services.

Note 5 – Fixed Assets

Fixed assets consist of the following at December 31, 2020:

Extraction Equipment	$159,667
Less: accumulated depreciation and amortization	(67,858)
Total	$91,808

Total depreciation expense for the nine months ended December 31, 2020 and 2019 was $24,027 and $42,272, respectively.

Note 6 – Accrued liabilities

As of December 31, 2020 and 2019 total accrued liabilities consisted of $0 and $2,474, respectively.

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

These are the only shares of Series B Preferred Stock outstanding as of December 31, 2020 and March 31, 2020.

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

In addition to the rescission of the GPS acquisition, the Company agreed to issue a total of 14,500,000 shares to Trilogy in settlement for various advances made to the Company between September 2020 and March 2021 ($145,000 total advances). As of December 31, 2020. the Company has recorded these shares at a price of $290,000 ($0.02/share fair market value at time of settlement), as these shares are the “cost” associated with the Company entering into this agreement. Upon the agreement being rescinded, the Company will write off the debts due to the related party as indicated ($145,000) and will recognize a loss on the failed acquisition of $145,000 (see subsequent note).

During the nine months ended December 31, 2020, the Company issued 11,750,000 shares of common stock for total proceeds of $94,000.

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

As of December 31, 2020, the value of the derivative liability was $111,181, and the company recognized a gain on the settlement in other income section of the income statement.

Note 9 - Related Party Transactions

On April 13, 2020, the Company had an outstanding note payable of $50,000 and $936 in accrued interest due to Trilogy Capital, LLC. The note accrues 4% interest monthly and is due October 13, 2020.

As of December 31, 2020, the Company owed one shareholder $15,000 in advances used for operating expenses.

As of December 31, 2020, the Company had received $75,000 from GPS in advances used for operating expense.

Note 10 – Officer fees

As of December 31, 2020, total officer fees paid were $33,379 to the Company’s CEO and Director. On September 8, 2020, Alan Smith resigned as a member of the Board of Directors of the Company and as of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company, together with any positions with any subsidiary of the Company. There were no disagreements between the Company and Mr. Smith relative to his resignation.

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

RESULTS OF OPERATIONS

Working Capital

As of December 31, 2020
Total Current Assets	$7,445
Total Current Liabilities	(206,647)
Working Capital (Deficit)	$(199,202)

Cash Flows

Nine months Ended December 31, 2020
Cash Flows from (used in) Operating Activities	$(128,097)
Cash Flows from (used in) Investing Activities	125,000
Cash Flows from (used in) Financing Activities	—
Net Increase (decrease) in Cash during period	$(3,097)

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Operating Revenues

During the three and nine months ended December 31, 2020 and 2019, the Company recorded no revenue.

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

Operating expenses for the three months ended December 31, 2020, was $51,485, compared to operating expenses of $51,219 for the three months ended December 31, 2019. The primary reason for the increase in operating expenses is the increase in professional fees the Company incurred.

Other expenses for the three months ended December 31, 2020 totaled $62,501, compared to other expenses of $1,748 during the three months ended December 31, 2019. The increase was primarily the result of the loss asset write off in the three months ending December 31, 2020.

As a result, we incurred a net loss attributable to our stockholders of $113,986, or $0.00 per share, for the three months ended December 31, 2020, compared to a net loss attributable to our stockholders of $52,967, or $0.00 per share, during the three months ended December 31, 2019.

Nine Months Ended December 31, 2020 Compared to Nine Months Ended December 31, 2019

Operating expenses for the nine months ended December 31, 2020, was $248,449, compared to operating expenses of $197,931 for the nine months ended December 31, 2019 representing an increase of 26%. The primary reason for the increase in operating expenses is the increase in professional fees the Company incurred.

Other income (expenses) for the nine months ended December 31, 2020 totaled $48,254 in other income, compared to other expenses of $57,670 during the nine months ended December 31, 2019. The increase in other income was primarily the result of the gain on derivative liability being recognized in 2020.

As a result, we incurred a net loss attributable to our stockholders of $200,195, or $0.00 per share, for the nine months ended December 31, 2020, compared to a net loss attributable to our stockholders of $255,601, or $0.00 per share, during the nine months ended December 31, 2019.

Liquidity and Capital Resources

At December 31, 2020, the Company’s cash balance and total current assets were $2,445 and $5,000, respectively.

At December 31, 2020, the Company had total liabilities of $206,647, consisting of $26,197 in accounts payable, $39,000 in accounts payable related party, $1,449 in related party accrued liabilities, $15,000 in due to related party and $125,000 in due to related party notes payable.

As at December 31, 2020, the Company had a working capital deficit of $199,202

Cashflow used in Operating Activities

During the nine month period ended December 31, 2020, the Company used $128,097 of cash for Operating Activities compared to cash used for operating activities of $139,181 for the nine months ended December 31, 2019, representing an decrease in cash used of $11,084.

Net cash provided by investing activities totaled $125,000 for the nine months ended December 31, 2020, compared to net cash provided of $100,000 during the nine months ended December 31, 2019 representing an increase in cash used of $25,000. Net cash provided by financing activities totaled $0 for the nine months ended December 31, 2020, compared to $100,000 during the nine months ended December 31, 2019 representing a decrease in cash provided of $100,000.

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

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO). Our management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2020, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: September 7, 2021

/s/ Raymond Watt

By: Raymond Watt, Chief Executive Officer and Chief Financial Officer

(Principal Financial Officer)

